Form 10QSB
period 1995-03-31
GALLERY OF HISTORY INC
filed 1995-05-02
CIK 763730

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

      [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   March 31, 1995

                    Commission file number  0-13757


                       GALLERY OF HISTORY, INC.
              (Exact Name of Small Business Issuer as Specified in Its Charter)

    Nevada                                    88-0176525
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

3601 West Sahara Avenue, Las Vegas, Nevada        89102-5822
(Address of principal executive offices)          (Zip Code)

              Issuer's telephone number:   (702) 364-1000



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes      [ ] No



The Registrant had 5,917,654 shares of Common Stock, par value $.001, outstanding as of April 25, 1995.









                Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
                                     MARCH 31,    SEPTEMBER 30,
                                       1995           1994
                                   -----------    -------------
               ASSETS
Cash                              $   117,368     $    33,961
Prepaid expenses                       67,476          66,312
Documents owned                     9,231,227       9,449,788
Land and building-net               1,553,271       1,576,264
Property and equipment-net            287,333         386,288
Other assets                          495,452         511,349
                                   __________      ___________
TOTAL ASSETS                      $11,752,127     $12,023,962



            LIABILITIES
Accounts payable                  $   104,523     $    93,190
Bank lines of credit                     --            60,000
Notes payable                         402,422         518,531
Indebtedness to related parties       236,118         314,453
Mortgage notes payable              1,938,523       1,957,940
Deposits                               26,538         156,173
Accrued and other liabilities         194,154         156,962
                                   __________      __________
TOTAL LIABILITIES                 $ 2,902,278     $ 3,257,249


        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding,
  5,917,654 and 5,910,154 shares        5,918           5,910
Additional paid-in-capital          9,392,363       9,373,621
Accumulated deficit                  (548,432)       (612,818)
                                   __________      __________
TOTAL STOCKHOLDERS' EQUITY        $ 8,849,849     $ 8,766,713
                                   __________      __________
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $11,752,127     $12,023,962

See the accompanying notes to consolidated financial statements.


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                  MARCH 31,                 MARCH 31,
                              1995        1994          1995        1994
                           ---------   ---------     ---------   ---------
REVENUES                  $  565,191  $  543,469    $1,258,626  $1,087,753
COST OF REVENUES             150,061     113,097       335,740     239,792
                           _________   _________     _________   _________
GROSS PROFIT                 415,130     430,372       922,886     847,961

OPERATING EXPENSES:
 Selling, general and
  administrative             371,854     390,575       745,522     843,085
 Depreciation                 46,309      62,247        99,252     147,256
 Advertising                   1,908       1,695        10,864       4,118
 Maintenance & repairs         9,050       9,435        18,657      20,474
 Loss on gallery closure        --        34,412          --        42,056
                           _________   _________     _________   _________

TOTAL OPERATING EXPENSES     429,121     498,364       874,295   1,056,989
OPERATING INCOME (LOSS)      (13,991)    (67,992)       48,591    (209,028)
                           _________   _________     _________   _________
OTHER INCOME (EXPENSE):
 Interest expense            (66,121)    (65,225)     (134,802)   (127,889)
 Other                        36,599      34,273        79,529      61,362
                           _________   _________     _________   _________
TOTAL OTHER INCOME(EXPENSE)  (29,522)    (30,952)      (55,273)    (66,527)
LOSS BEFORE INCOME TAX AND
 CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE     (43,513)    (98,944)       (6,682)   (275,555)
(PROVISION) CREDIT FOR
 INCOME TAXES                 71,138        --          71,068      (1,939)
                           _________   _________     _________   _________
INCOME (LOSS) BEFORE CUMULA-
 TIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE         27,655     (98,944)       64,386    (277,494)
CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE        --          --            --        90,992
                           _________   _________     _________   _________
NET INCOME (LOSS)         $   27,655  $  (98,944)   $   64,386  $ (368,486)

EARNINGS (LOSS) PER SHARE:
 Before cumulative effect of
  a change in accounting
  principle                   $  --       $(.02)        $ .01       $(.04)
 Cumulative effect of a change
  in accounting principle        --          --            --        ( 02)
                           _________   _________     _________   _________
 Total net income (loss)      $  --       $(.02)        $ .01       $(.06)

See the accompanying notes to consolidated financial statements.

              GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
                                         SIX MONTHS ENDED MARCH 31,
                                                1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         $  64,386     $(368,486)
  Adjustments to reconcile net income
    (loss) to net cash provided from
    (used in) operating activities:
     Depreciation and amortization            122,664       170,705
     Loss on disposal of property                --          45,828
     Deferred income taxes                       --          91,231
     (Increase) decrease in:
     Prepaid expenses                          (1,164)      (23,543)
     Documents owned                          218,561        81,606
     Other assets                              15,897        36,988
     (Decrease) increase in:
     Accounts payable                          11,333        (7,192)
     Customer deposits                       (129,635)       (1,635)
     Accrued and other liabilities             37,192       (46,140)
                                             ________      ________
  Net cash provided by (used in)
  operating activities                        339,234       (20,638)
                                             ________      ________
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment             (716)      (10,375)
  Proceeds from sale of equipment                --          12,750
                                             ________      ________
  Net cash provided by (used in)
  investing activities                           (716)        2,375
                                             ________      ________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit           125,000       229,000
  Repayments of bank line of credit          (185,000)     (260,000)
  Proceeds from notes payable                    --         290,260
  Repayments of mortgage and notes payable   (195,111)     (206,465)
  Net proceed from sale of common stock          --          50,000
                                             ________      ________
  Net cash provided by (used in)
  financing activities                       (255,111)      102,795
                                             ________      ________
NET INCREASE IN CASH                           83,407        84,532
CASH, BEGINNING OF PERIOD                      33,961        14,324
                                             ________      ________
CASH, END OF PERIOD                         $ 117,368     $  98,856

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 For the six month period ended March 31, 1995:
 (1) Stock options were exercised in part for the retirement of a note payable in the amount of $18,750 to a related party.
 For the six month period ended March 31, 1994:
 (1)  Debt of $7,914 was incurred for the purchase of equipment.

See the accompanying notes to consolidated financial statements.

GALLERY OF HISTORY, INC.  and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Month Period Ended March 31, 1995 and 1994
_______________________________________________________________

     1)   Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-KSB.

     2)   Unclassified Balance Sheet
The Company includes in its financial statements an unclassified balance sheet because it believes that such presentation is more meaningful as a consequence of the Company's policy of acquiring documents in excess of its current needs, when feasible, and it is not practicable to determine what portion of the documents owned will be sold within the next twelve months.

     3)   Income Taxes
The Company realized $71,138 credit for income taxes in its second quarter of fiscal 1995 due to a federal income tax refund resulting from a net operating loss carryback. The Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" in its first fiscal quarter of 1994 by reporting a cumulative effect of a change in accounting principle and not restating prior periods. The effect decreased net income as a non-cash, non-recurring cumulative effect of a change in accounting principle by an amount totaling $90,992.

     4)  Reclassifications
Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

     5)  Earnings (Loss) per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. The average number of shares of outstanding common stock for each of the three months ended March 31, 1995 and 1994 was 5,917,654 and 5,827,543, respectively.
The average number of shares of outstanding common stock for each of the six months ended March 31, 1995 and 1994 was 5,917,118 and 5,814,428, respectively.

Part 1 - Item 2  Financial Information
MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources


	Due to the nature of the Company's inventory of documents owned, the Company has presented an unclassified balance sheet (see Note 1 to the consolidated financial statements). Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable.

	Net cash provided by operating activities exceeded net cash used in operating activities for the six month period ended March 31, 1995, largely due to the net income from operations and a decrease in the document inventory, in addition to the non-cash depreciation charge.
The decrease in the document inventory was due to increased sales and reduced purchasing of inventory. Deposits for future sales the Company had acquired as of September 30, 1994 was reduced by approximately $130,000 during the six month period ended March 31, 1995 due to the completion of the September sales in the current six month period. The cash generated from operations was primarily used in financing activities to reduce the Company's bank line of credit and other notes and mortgage payable. The line of credit the Company has available from its bank is in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1995 with a written commitment from its bank to renew the line through July 1996. Loans under the line are secured by the Company's inventory. As of March 31, 1995, there is no outstanding balance on this line of credit.

	The Company believes that by reducing its overhead by closing unprofitable operations and increasing revenues generated from its headquarters operations, the Company's current cash requirements and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing line of credit. In the event the Company does not generate sufficient working capital from operations, the Company will seek alternative equity and/or debt financing, the availability and terms of which cannot be assured.

Results of Operations

	Document sales increased 4% for the three month period ended March 31, 1995 as compared to the three month period ended March 31, 1994 and sales increased 16% for the six month period ended March 31, 1995 as compared to the period ended March 31, 1994. The six month period ended March 31, 1994 included approximately 10% of total sales generated from two galleries that were closed in the second quarter of fiscal 1994. The Company ran a promotional campaign during November and December 1994 which accounted for approximately 14% of the current six month period sales. The Company has elected to sell at auction material which has proven not to be popular in its galleries, lesser desirable material and material such as signed books which do not lend themselves to framing or exhibition, in addition to the Company's good marketable materials. Sales generated from the Company's headquarters operation increased by 14% resulting in the Company's participation in auctions during the current six month period. In addition, the Las Vegas gallery sales increased 44% comparing the three month periods and 78% comparing the six month periods largely due to an overall better holiday season and increased tourism in the Las Vegas Strip area. Cost of sales increased to 27% of net sales for both the three month period and the six month period ended March 31, 1995 as compared to 21% of net sales for the three month period and 22% of net sales for the six month period ended March 31, 1994. This increase is largely due to sales at wholesale pricing realized in the auction sales during the current six month period, which resulted in a cost of 29% of net sales. The resulting gross profit decreased to 73% of net sales for the three months and six month ended March 31, 1995 as compared to a gross profit of 79% of net sales for the three months and 78% of net sales for the six months ended March 31, 1994.

	Operating expenses decreased 14% to 76% of net sales for the quarter ended March 31, 1995 from 92% of net sales for the quarter ended March 31, 1994. Total operating expenses decreased 17% to 69% of net sales for the six month period ended March 31, 1995 compared to 97% of net sales for the six month period ended March 31, 1994. Approximately 83% of the six month decrease is attributed to the closure of two galleries in fiscal 1994. Selling, general and administrative expense decreased 5% to 66% of net sales for the three month period ended March 31, 1995 from 72% of net sales for the three month period ended March 31, 1994. Comparing the quarters, insurance cost decreased 23% due to reduced document inventory and salaries and related benefits decreased 7% due to reduced personnel. For the six month period in the current year, selling, general and administrative expenses decreased 12% to 59% of net sales as compared to 78% of net sales for the previous year expenses. The closing of the galleries in fiscal 1994 reduced these expenses approximately $91,000 or 11% of the decrease comparing the two six month periods. For ongoing operations, general insurances decreased 18% comparing the six month periods due to a decreased document inventory. Medical insurance decreased 12% and salaries decreased 2% due to reduced personnel. Expenses attributed to the headquarters building operation, part of which are allocated to selling, general and administrative expenses, decreased 18% comparing the two six month periods primarily due to a change in janitorial services which, comparing the two six month periods, resulted in a reduction of 56%. Depreciation expense decreased 26% to 8% of net sales for the three month period ended March 31, 1995 from 11% of net sales for the three months ended March 31, 1994. For the six month period ended March 31, 1995, depreciation expense decreased 33% to 8% of net sales compared to the six month period ended March 31, 1994 which amounted to 14% of net sales. Comparing the six month periods, gallery closures accounted for 12% of this decrease and 24% of the decrease can be attributed to a reduction of equipment sold at the headquarters operation in previous periods. Advertising expenses increased approximately $6,700 comparing the two six month periods due to a campaign the Company employed during November and December 1994. Repair expenses decreased 9% comparing the six month periods which was directly related to the gallery closures.

	Interest expense was 12% of net sales for both three month periods ended March 31, 1995 and 1994; overall interest rates were higher in the current quarter however, the loan balances were generally lower. Interest expense increased 5% comparing the six month periods ended March 31, 1995 to 1994 due to the rising interest rates. Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operations. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to a $40,060 operating profit for the three month period and a $77,057 operating profit for the six month period ended March 31, 1995 compared to a $25,160 operating profit for the three month period and $50,477 operating profit for the six month period ended March 31, 1994. The increase is due to an increase in the square footage leased, increased rents and a reduction in operating expenses.

A credit for income taxes was realized in the three month period ended March 31, 1995 resulting from a federal income tax refund due to a carryback of last year's losses to a previous year's income.

Part II - Other Information




Item 1-5.	None.


Item 6.	Exhibits and Reports on Form 8-K.

            (a)  Exhibits.  None.
            (b)  Reports on Form 8-K.  None.

                             SIGNATURES


In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                Gallery of History, Inc.
                            _______________________________
                                      (Registrant)




        May 1, 1995         /s  Todd M. Axelrod
Date _________________      ________________________________
                            Todd M. Axelrod
                            President and
                            Chairman of the Board
                            (Principal Executive Officer)



       May 1, 1995          /s  Rod Lynam
Date _________________      _______________________________
                            Rod Lynam
                            Treasurer and Director
                            (Principal Accounting Officer)