Form 10QSB
period 1995-06-30
GALLERY OF HISTORY INC
filed 1995-08-03
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				  FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 1995


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to            .



		       Commission file number  0-13757


			  GALLERY OF HISTORY, INC.
     (Exact Name of Small Business Issuer as Specified in Its Charter)


	      Nevada                                   88-0176525
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization                     Identification No.)


3601 West Sahara Avenue, Las Vegas, Nevada             89102-5822
(Address of principal executive offices)               (Zip Code)


	       Issuer's telephone number:   (702) 364-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   X  Yes          No


The Registrant had 5,917,654 shares of Common Stock, par value $.001, outstanding as of August 1, 1995.



		   Part 1  -  FINANCIAL INFORMATION

	     GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
	       CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
				      JUNE 30,    SEPTEMBER 30,
				       1995           1994
				   -----------    -------------
	       ASSETS
Cash                              $    64,533     $    33,961
Prepaid expenses                       63,022          66,312
Documents owned                     9,168,704       9,449,788
Land and building-net               1,541,775       1,576,264
Property and equipment-net            242,919         386,288
Other assets                          489,072         511,349
				   __________      __________
TOTAL ASSETS                      $11,570,025     $12,023,962
				   ==========      ==========



	    LIABILITIES
Accounts payable                  $    76,818     $    93,190
Bank lines of credit                     --            60,000
Notes payable                         352,039         518,531
Indebtedness to related parties       153,234         314,453
Mortgage notes payable              1,928,483       1,957,940
Deposits                               29,897         156,173
Accrued and other liabilities         179,021         156,962
				   __________      __________
TOTAL LIABILITIES                 $ 2,719,492     $ 3,257,249


	STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding,
  5,917,654 and 5,910,154 shares        5,918           5,910
Additional paid-in-capital          9,392,363       9,373,621
Accumulated deficit                  (547,748)       (612,818)
				   __________      __________
TOTAL STOCKHOLDERS' EQUITY        $ 8,850,533     $ 8,766,713

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $11,570,025     $12,023,962
				   ==========      ==========

See the accompanying notes to consolidated financial statements.

	      GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
	    CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
			     THREE MONTHS ENDED        NINE MONTHS ENDED
				  JUNE 30,                  JUNE 30,
			      1995        1994          1995        1994
			   ---------   ---------     ---------   ---------
REVENUES                   $ 579,573   $ 309,824    $1,838,200  $1,397,577
COST OF REVENUES             124,458      66,091       460,199     305,883
			    --------    --------     ---------   ---------
GROSS PROFIT                 455,115     243,733     1,378,001   1,091,694
			    --------    --------     ---------   ---------
OPERATING EXPENSES:
 Selling, general and
  administrative             372,505     398,068     1,118,027   1,241,152
 Depreciation                 44,205      59,801       143,457     207,057
 Advertising                   6,839       2,952        17,703       7,070
 Maintenance & repairs         8,125       9,550        26,782      30,025
 Loss on gallery closure        --          --            --        42,056
			    --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES     431,674     470,371     1,305,969   1,527,360
			    --------    --------     ---------   ---------
OPERATING INCOME (LOSS)       23,441    (226,638)       72,032    (435,666)

OTHER INCOME (EXPENSE):
 Interest expense            (60,503)    (66,984)     (195,305)   (194,872)
 Other                        39,116      21,891       118,775      83,253
			    --------    --------     ---------    --------
TOTAL OTHER INCOME(EXPENSE)  (21,387)    (45,093)      (76,530)   (111,619)
			    --------    --------     ---------    --------
INCOME (LOSS) BEFORE TAX AND
 CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE       2,054    (271,731)       (4,498)   (547,285)

(PROVISION) CREDIT FOR
 INCOME TAXES                 (1,370)       --          69,568      (1,939)
			    --------    -------      ---------    --------
INCOME (LOSS) BEFORE CUMULA-
 TIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE            684    (271,731)       65,070    (549,224)

CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING PRINCIPLE        --          --            --       (90,992)
			    --------   ---------     ---------   ---------
NET INCOME (LOSS)          $     684  $ (271,731)   $   65,070  $ (640,216)
			    ========   =========     =========   =========
EARNINGS (LOSS) PER SHARE:
 Before cumulative effect of
  a change in accounting
  principle                  $  --       $(.05)        $ .01       $(.09)
 Cumulative effect of a change
  in accounting principle       --          --            --        ( 02)
			      ----        ----          ----        ----
 Total net income (loss)     $  --       $(.05)        $ .01       $(.11)
			      ====        ====          ====        ====

See the accompanying notes to consolidated financial statements.

	      GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
	  CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
					    NINE MONTHS ENDED JUNE 30,
						1995          1994
					      -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         $  65,070     $(640,216)
  Adjustments to reconcile net income
    (loss) to net cash provided from
    (used in) operating activities:
     Depreciation and amortization            178,574       242,261
     Loss on disposal of property                --          45,828
     Deferred income taxes                       --          91,231
     (Increase) decrease in:
     Prepaid expenses                           3,290        (9,600)
     Documents owned                          281,084        81,896
     Other assets                              22,277        57,538
     (Decrease) increase in:
     Accounts payable                         (16,372)      (16,006)
     Customer deposits                       (126,276)       19,704
     Accrued and other liabilities             22,059       (45,852)
  Net cash provided by (used in)              -------       -------
  operating activities                        429,706      (173,216)
					      -------       -------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment             (716)      (14,395)
  Proceeds from sale of equipment                --          12,750
  Net cash provided by (used in)              -------       -------
  investing activities                           (716)       (1,645)
					      -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit           125,000       259,000
  Repayments of bank line of credit          (185,000)     (290,000)
  Proceeds from notes payable                    --         400,260
  Repayments of mortgage and notes payable   (338,418)     (340,390)
  Net proceeds from sale of common stock
    or exercise of stock options                 --         232,580
  Net cash provided by (used in)              -------       -------
  financing activities                       (398,418)      261,450
					      -------       -------
NET INCREASE IN CASH                           30,572        86,589
CASH, BEGINNING OF PERIOD                      33,961        14,324
					      -------       -------
CASH, END OF PERIOD                         $  64,533     $ 100,913
					      =======       =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
 For the nine month period ended June 30, 1995:
 (1)  Stock options were exercised in part for the retirement of a note payable in the amount of $18,750 to a related party.
 For the nine month period ended June 30, 1994:
 (1)  Debt of $7,914 was incurred for the purchase of equipment.

See the accompanying notes to consolidated financial statements.

	       GALLERY OF HISTORY, INC.  and SUBSIDIARIES
	       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	     Nine Month Period Ended June 30, 1995 and 1994


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

     3)   Income Taxes
The Company realized $69,568 credit for income taxes in its second quarter of fiscal 1995 due to a federal income tax refund resulting from a net operating loss carryback. The Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" in its first fiscal quarter of 1994 by reporting a cumulative effect of a change in accounting principle and not restating prior periods. The effect decreased net income as a non-cash, non-recurring cumulative effect of a change in accounting principle by an amount totaling $90,992.

     4)  Reclassifications
Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. As a result of an audit adjustment in the prior periods, the three month and nine month period figures have been adjusted. The effect on net income was an additional loss of $8,204 for the three month period ended June 30, 1994 and $24,609 additional loss for the nine month period ended June 30, 1994.

     5)  Earnings (Loss) per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. The average number of shares of outstanding common stock for each of the three months ended June 30, 1995 and 1994 was 5,917,654 and 5,910,154, respectively. The average number of shares of outstanding common stock for each of the nine months ended June 30, 1995 and 1994 was 5,917,297 and 5,910,154, respectively.

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

	Net cash provided by operating activities exceeded net cash used in operating activities for the nine month period ended June 30, 1995, by $429,706 largely due to the net income from operations and a decrease in the document inventory, in addition to the non-cash depreciation charge. The decrease in the document inventory was due to increased sales and reduced purchasing of inventory. Deposits from customers decreased $126,276 during the nine month period ended June 30, 1995 due to the completion of September 1994 sales. The cash generated from operations was primarily used in financing activities to reduce the Company's bank line of credit and other notes and mortgage payable by $398,418 during the first nine months of fiscal 1995. The line of credit the Company has available from its bank is in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1996. Loans under the line are secured by the Company's inventory. As of June 30, 1995, there was no outstanding balance on this line of credit.

	The Company believes that by continuing to reduce its overhead and increasing revenues, its current cash and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing line of credit. In the event the Company does not generate sufficient working capital from operations, the Company will seek alternative equity and/or debt financing, the availability and terms of which cannot be assured.



Results of Operations

	Document sales increased 87% for the three month period ended
June 30, 1995 as compared to the three month period ended June 30, 1994 and sales increased 32% for the nine month period ended June
30, 1995 as compared to the period ended June 30, 1994.  The
Company ran a promotional campaign during November and December
1994 and another during May and June 1995, which accounted for approximately 12% of the current nine month period sales. The
Company has elected to sell at auction material which has proven not to be popular in its galleries, lesser desirable material and material such as signed books which do not lend themselves to framing or exhibition, in addition to the Company's good marketable materials. Based on past auction results, the Company intends to offer better and more desirable materials in future auctions. Sales generated from auctions during the current nine month period amount to 10% of total sales. Sales to wholesale and/or major customers (i.e., individual customers whose purchases account for 10% or more of total document sales) amounted to approximately 12% of the nine month sales total for the period ended June 30, 1995 as compared to no major customer sales during the nine month period ended June 30, 1994. Cost of sales remained the same at 21% of sales for both three month periods ended June
30, 1995 and 1994. Cost of sales amounted to 25% of net sales for the nine month period ended June 30, 1995 as compared to 22% of net sales for the period ended June 30, 1994. This increase is largely due to sales at wholesale pricing realized in the auction sales during the current nine month period, which resulted in a cost of 29% of net sales. The resulting gross profit decreased to 75% of net sales for the nine months ended June 30, 1995 as compared to a gross profit of 78% of net sales for the nine months ended June 30, 1994.

	Operating expenses decreased 8% to 74% of net sales for the quarter ended June 30, 1995 from 152% of net sales for the quarter ended June 30, 1994. For the nine month period, operating expenses decreased 14% to 71% of net sales for 1995 compared to 109% of net sales for 1994. Approximately 50% of the nine month decrease was attributed to the closure of two galleries in fiscal 1994.
Selling, general and administrative expense decreased 6% to 64% of net sales for the three month period ended June 30, 1995 from 128% of net sales for the three month period ended June 30, 1994. Comparing the quarters, insurance cost decreased 17% due to reduced document inventory, a reduction in travel expenses accounted for a 83% decrease and professional fees decreased 58%. For the nine month period in the current year, selling, general and administrative expenses decreased 10% to 61% of net sales as compared to 89% of net sales for the previous year expenses. The closing of the galleries in fiscal 1994 reduced these expenses approximately $90,000 or 73% of the decrease comparing the two nine month periods. General insurances decreased 23% comparing the nine month periods for the reason stated above. A reduction in travel expenses resulted in a decrease of 31% and reduced professional fees resulted in a decrease of 37% comparing the two nine month periods. Payroll and related benefits and taxes decreased 4% due to reduced personnel in the current nine month period. Expenses attributed to the headquarters building operation, part of which are allocated to selling, general and administrative expenses, decreased 17% comparing the two nine month periods primarily due to a change in janitorial services. Depreciation expense decreased 26% to 8% of net sales for the three month period ended June 30, 1995 from 19% of net sales for the three months ended June 30, 1994. For the nine month periods ended June 30, depreciation expense decreased 31% to 8% of net sales for 1995 as compared to 15% of net sales for 1994. Comparing the nine month periods, gallery closures accounted for 27% of this decrease and the remaining decrease can be attributed to a reduction of equipment sold in previous periods. Advertising expenses increased approximately $10,000 comparing the two nine month periods due to promotional campaigns the Company employed during November and December 1994 and again in May and June 1995. Repair expenses decreased 15% comparing the two quarter periods and 11% comparing the two nine month periods which was directly related to the gallery closures.

	Interest expense amounted to 10% of net sales for the three months ended June 30, 1995 as compared to 22% of net sales for the three months ended June 30, 1994. For the two nine month periods ended June 30, interest was 11% of net sales for 1995 as compared to 14% of net sales for 1994. The decrease in interest expense can be attributed to the lower average outstanding loan balances in the current period. Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operation. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $38,000 operating profit for the three month period ended June 30, 1995 as compared to approximately $24,000 operating profit for the three month period ended June 30, 1994. For the nine month period ended June 30, 1995, the operating profit was approximately $115,000 compared to approximately $72,000 operating profit for the nine months ended June 30, 1994. The increase is due to an increase in the square footage leased, increased rents and a reduction in operating expenses.

A credit for income taxes was realized in the nine month period ended June 30, 1995 resulting from a federal income tax refund due to a carryback of last year's losses to a previous year's income.








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




				Gallery of History, Inc.
			    _______________________________
				      (Registrant)




      August 2, 1995         /s  Todd M. Axelrod
Date _________________      ________________________________
			    Todd M. Axelrod
			    President and
			    Chairman of the Board
			    (Principal Executive Officer)



      August 2, 1995          /s  Rod Lynam
Date _________________      _______________________________
			    Rod Lynam
			    Treasurer and Director
			    (Principal Accounting Officer)