Form 10KSB
period 1995-09-30
GALLERY OF HISTORY INC
filed 1995-12-27
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

    [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
               For the fiscal year ended  September 30, 1995

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                    Commission file number  0-13757

                        GALLERY OF HISTORY, INC.
         (Name of Small Business Issuer Specified in Its Charter)

              Nevada                                    88-0176525
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

3601 West Sahara Avenue, Las Vegas, Nevada              89102-5822
(Address of principal executive offices)                (Zip Code)

   Issuer's telephone number (including area code):   (702) 364-1000

     Securities registered under Section 12(b) of the Act:  None

        Securities registered under Section 12(g) of the Act:
                   Common Stock, par value $.001
                          (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X  Yes          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.       [  ]

Issuer's revenues for the most recent fiscal year:  $2,233,194.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,581,337 shares) as of December 1, 1995 was approximately $4,941,678 based upon the average bid and asked prices of such stock. On such date, the average of the closing bid and asked prices of the Common Stock was $3.125.

The Registrant had 5,917,654 shares of Common Stock outstanding as of December 1, 1995.

Documents Incorporated by Reference:  None

                                   PART I

Item 1.	Description of Business
        -----------------------
		(a)   Business Development
                      --------------------
    The Gallery of History, Inc. (hereinafter the "Registrant" or the "Company") was incorporated in the State of Nevada on November 10, 1981.

    The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by deceased persons, but a significant number were written or executed by living persons, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 152,300 different documents. Retail sales of documents are made from three galleries at the following locations: The Fashion Show Mall, in Las Vegas, Nevada since February 1982; The Dallas Galleria, in Dallas, Texas since December 1983 (which the Company intends to close by December 31, 1995 when its lease expires); and Georgetown Park in Washington, D.C. since October 1989. Documents are also sold through auctions and its headquarters location to other dealers and collectors.

     The galleries are located in upscale malls, containing some of the most prestigious stores in the United States. The Company's gallery marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase.

     The documents offered for sale by the Company through its retail operations are selected from its inventory and are attractively framed, sometimes together with memorabilia related to the documents, or with current literature related to the signatory. All of the documents are preserved by utilizing museum quality encapsulation materials, mattings and protective coverings that are characteristically acid-free, and by other steps taken to ensure the longevity of the documents. Once prepared, the documents are hung in a softly lighted gallery setting. By the decor of its galleries, the Company endeavors to convey to its clientele a wholesome and dignified gallery environment conducive to the proper exhibition, display, and sale of rare historical documents.

     The Company sells in its galleries a book entitled The Handbook of "Historical Documents-A Guide to Owning History" authored by Todd M. Axelrod.


Inventory of Documents Owned
----------------------------
    The Company purchases documents principally at auctions and from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. The inventory of documents now owned by the Company is comprised of approximately 152,300 items. The Company's inventory consists of documents written or signed approximately as follows: 28% by sports figures, 23% by prominent entertainers, 10% by prominent figures in aviation, medicine, business, science, exploration, or Nobel Prize winners, 10% by military figures, 8% by presidents and other significant American political figures, 6% by authors and other literary figures, 6% by musicians, 7% by religious, legal, foreign political and miscellaneous personalities and the remaining 2% by artists.

    In order to catalogue its diverse inventory, the Company has an IBM AS/400 Model E45 computer system. Only a small segment of the Company's inventory is physically located in each of its sales facilities at any time. The computer system allows the Company's sales staff to identify inventory held in the Company's central repository and in other galleries, obtain brief descriptions of documents and even obtain copies to exhibit to customers. This enables the Company's staff to offer its broad inventory to customers who express interest in documents of personalities which the Company owns but may not be present in any given gallery at the time of sale. The Company is currently working on a personal computer client server system to replace the AS/400. The Company anticipates to convert to the new system in its second fiscal quarter 1996 with the same or greater functionality and cost savings.

Clientele
---------
     The Company has two primary marketing strategies. The Company positions its galleries in upscale retail environments which attract persons who have not necessarily had an awareness of the existence of historical documents available for private sale. The Company's staff is generally required to educate its potential customers, who may be initially dubious of the authenticity of documents owned and offered for sale by the Company. When the Company has satisfied the prospective customer regarding authenticity, interest in purchasing historically significant signatures, letters and documents can be fostered. In addition, originating from its Corporate Headquarters, the Company is developing business targeted to wholesale customers, upscale seasoned collectors as well as the regular retail trade through direct sales to these individuals and/or auctions. Also the Company is developing a catalog operation to attract wholesale as well as retail customers.

     The retail prices of documents offered by the Company, including framing, range from $199 to $1,250,000. For the year ended September 30, 1995, the Company sold 1,566 documents with an average single document sales price of approximately $1,408. During the fiscal year, the Company has also sold 631 copies of Mr. Axelrod's book for approximately $50 per copy. During the fiscal year ended September 30, 1995, the Company generated sales of $256,600, which were attributable to customers whose purchases accounted for at least 10% of total document sales. There was no individual customer whose purchases totaled over 10% of sales for the year ended September 30, 1994. None of these major customers have any direct relationship with the Company. These major customers will not necessarily become repeat customers nor purchase expensive or large quantities of documents in the future. Accordingly, the size of particular sales in any year, is not indicative of the potential size of comparable sales in the future.



Certificates of Authenticity
----------------------------
     Documents purchased by the Company frequently are acquired by the Company with guarantees from the sellers. Whether or not the Company receives such a guarantee, it purchases documents subject to its own verification of authenticity. To ascertain authenticity, the Company may utilize information provided by the seller as to the transfer of ownership of documents; it may subject the documents to its own expert examination; it may employ outside experts available to it to examine the documents; or it may use other means.

     The Company issues ten-year Certificates of Authenticity to its customers, which obligate the Company to refund to the customer the purchase price paid if any document sold lacks authenticity. Should the Company's determination of authenticity of documents be erroneous, it would be likely to suffer a loss as a consequence thereof unless redress by the Company against the seller of the documents could be obtained. The Company does not carry any insurance and is currently not aware of any entity which would offer or underwrite such insurance at commercially reasonable rates to protect it against a loss arising from either the purchase of documents lacking authenticity or claims by customers for recovery against the Certificates of Authenticity it issues. Claims made against the Company pursuant to its Certificates of Authenticity since the inception of the Company in 1981 are as follows: one claim of $18,000 in fiscal 1987; one claim of $60,000 in fiscal 1992; and three claims totaling $20,015 in fiscal 1993. Accordingly, the Company has not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.



In-House Framing Operation
--------------------------
     The Company operates an in-house framing department in its Las Vegas headquarters. The department performs all framing and related functions for its retail locations. The framing department gives the Company the ability to frame documents, customize matting and engrave biographical and historical information on metal plates relevant to the specific document, all of which are included in the framed presentation of its documents.

     The manner in which the Company frames documents and prepares them for sale in its galleries is believed to be an important element in persuading clientele of the desirability of documents as collectibles, and their comparability to a work of art that can be displayed in homes and offices. The Company anticipates that its framing department will be able to fulfill the framing needs of its existing retail galleries and that it can be readily expanded within the headquarters building to satisfy any additional demand created by increased sales or additional locations established by the Company within the foreseeable future.



Competition
-----------
     The Company does not regard the business of marketing historical documents as a definable industry. There are a great number of dealers of historical documents, of which many are only part-time operators, many are located in homes without any established commercial location and many are located in commercial office buildings or have retail space in metropolitan areas. The Company competes primarily with art galleries, antique stores and sellers of other collectible items, as well as dealers in historical documents. In addition, certain department stores and other retail outlets offer framed documents, usually as part of an overall effort to market antiques and other specialty items. Furthermore, there has been an increase in the number of organizations which are engaged in the sale through retail galleries of framed historical documents which appear in a format similar to the format initiated by the Company. Although there are similarities in format, the Company is unaware of any competitor that offers historical documents with the same level of quality and diversification of subject matter as the Company.

     When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

     In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. Thus, although the retail value of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business.

     There is no assurance that the Company will be able to continue to realize significant profits for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.



Seasonal Business
-----------------
     The nature of the business in which the Company engages is not seasonal. However, the Company has experienced in the past a surge in November and December sales relating to the traditional holiday shopping season.



Employees
---------
     As of December 1, 1995, the Company had twelve full-time and two part-time employees, in addition to its five executive officers. Two are employed as curators, five as salespersons, five as archivists, one as a receptionist and one as a framer. The title "curator" is a term used by the Company to describe the managers of its galleries.



Item 2.	Properties
        ----------
     The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The outstanding mortgage on the building in the amount of $1,918,216 bears interest of 9% with a 59 month amortization of principal with the unpaid balance due July 1998 (see note 5 of the financial statements). The building contains approximately 33,187 square feet of space of which the Company currently occupies 15,580 square feet and leases or is offering to lease the remaining space to others. As of December 1, 1995, 16,665 square feet of space was being leased to nine tenants for an aggregate monthly rental of $21,544 under leases expiring at varying times from March 1996 through June 2011.
The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance.

     The following table sets forth information regarding the Company's galleries:

                            Date   Approx.Square      Lease
Location                   Opened     Footage     Expiration Date
The Fashion Show Mall,    2/18/82     960 sq.ft.     2/28/97
Las Vegas, Nevada

The Dallas Galleria (1)  12/10/83   1,529 sq.ft.    12/31/95
Dallas, Texas

Georgetown Park          10/ 1/89     739 sq.ft.     9/30/99
Washington, D.C.

(1)  The Company does not intend to renew this lease.

     The Company owns an IBM AS/400 Model E45 and several micro-computers which it uses to catalog and develop cost and other statistical information relating to the Company's inventory, develop framing and graphic presentations, and handle the Company's internal accounting functions. The Company also owns leasehold improvements, fixtures and furniture in its galleries.



Item 3.	Legal Proceedings
        -----------------
     The Company is not a party to any material litigation and none is known to be contemplated against the Company.



Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
     On July 14, 1995, the Company held its annual meeting of shareholders for the following purposes: (1) to elect seven Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Arthur Andersen LLP, as the Company's independent auditors for the fiscal year ending September 30, 1996.

At the Meeting the following Directors were elected by a vote of 5,818,452 for and 1,201 withholding authority: Todd Axelrod, John Petersen (retired November
1995), Rod Lynam, Marc DuCharme, Stan Johnson, Garrett Williams and Pamela Axelrod. Voting for the appointment of Arthur Andersen LLP as the Company's independent auditors, 5,818,451 shares were voted in favor and 1 vote against.



                                PART II
                                -------

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
        --------------------------------------------------------------------
     (a) The Company's Common Stock, par value $.001, is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol HIST. The following table sets forth the high and low bid quotations for the Company's Common Stock for the periods indicated as reported on NASDAQ. The quotations set forth below represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions.

                                             High         Low
                                             Bid          Bid
Fiscal 1994
October 1, 1993 - December 31, 1993         4-1/4        4-1/8
January 1, 1994 - March 31, 1994            4-1/8        4-1/8
April 1, 1994 - June 30, 1994               4-3/4        4
July 1, 1994 - September 30, 1994           4-1/4        4

Fiscal 1995
October 1, 1994 - December 31, 1994         4            3-1/2
January 1, 1995 - March 31, 1993            3-1/4        3
April 1, 1995 - June 30, 1995               3-1/8        3-1/8
July 1, 1995 - September 30, 1995           3-1/8        3

     (b) As of December 1, 1995 there were approximately 155 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported 298 beneficial owners of the Company's common stock.

     (c) Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its business.



Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------
     The Company has in the past acquired documents in excess of current needs to accommodate future growth and appreciation. Because of this, the Company believes it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle. Therefore, the Company presents in its financial statements an unclassified balance sheet. Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable. Short-term liabilities (including the current portion of long-term debt) exceeded the aggregate of cash and prepaid expenses (approximately $230,000 at September 30, 1995) by approximately $500,000. This compares to approximately $630,000 of short-term liabilities in excess of cash and prepaid expenses as of September 30, 1994.

     The Company has historically used cash generated from bank and mortgage loan financing and public and private issuances of Common Stock to augment cash generated from operations to fund outlays for documents, to purchase property and equipment and to provide additional cash required for the Company's operations. The Company has a bank line of credit in the amount of $100,000 through July 1996. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. The Company cannot predict the extent to which similar sources will be available to fund future document purchases. Accordingly, there is no assurance that the Company's historical means of fulfilling its cash needs, or that other means, will be available in the foreseeable future. To the extent necessary to maintain adequate levels of working capital the Company has curtailed document purchases as well as reduced its cost of operations as a result of gallery closures and a reduction of personal.

     The Company intends to close its Dallas, Texas gallery at the end of December 1995, when its current lease expires. Management believes a renegotiated lease with potentially greater costs would not be justified based on the trend of the gallery over the past three to five years. Therefore, the Company has decided not to renew the lease.

     The Company's plan of operation is to shift more away from the gallery generated sales approach. With its large document inventory, the Company becomes attractive to wholesale customers and to upscale seasoned collectors which business the Company will conduct from its headquarters location. The Company has consigned documents for sale through auctions. In addition, the Company is continuing to develop a catalog operation to attract the wholesale as well as retail customers which will also be operated from the headquarters location.

     The Company believes that, by appropriately managing the timing and amount of additional document acquisitions, reducing its overhead as a result of closing its unprofitable galleries and generating new revenues from its headquarters operations, the Company's current cash requirements and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under existing lines of credit.

     At September 30, 1995, the Company's cash provided from operating activities amounted to $626,812 as compared to a deficit of $200,492 in the preceding fiscal year. Primarily, this was due to a $325,820 reduction in documents owned resulting from the Company's curtailment of purchases and a $110,655 increase in customer deposits received as a result of an advance on an auction (of which approximately $110,000 is currently refundable, however, this balance will be applied to future auctions). The cash generated from operations was primarily used to reduce the Company's notes payable; paying off its bank line of credit and reducing other outstanding notes by $425,728.

     Perpetual inventory records kept by the Company contain inventory descriptions and the purchase costs of such inventory. Although each inventory item is unique, the majority of the Company's inventory consists of major similar categories of documents. With respect to the similar categories of documents, current retail sales information provides the Company with ratios of its sales to cost of sales; the Company uses such information to assist it in substantiating that its inventory value does not exceed market value. The records for inventory categories are also periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar documents at reduced prices and to determine if a reduction in the inventory carrying value is needed. As of September 30, 1995, 57% of the value of the Company's inventory, as carried on its balance sheet, was attributable to approximately 98% of the Company's documents held in inventory which have a recorded cost of less than $500 per document. The remaining 2% (or 43% of the Company's inventory value) had a recorded cost of greater than $500 per individual item. These higher priced documents are individually reviewed by management for a potential decline in their auction or interdealer market value of such documents below their recorded costs. Management performs this review by monitoring current auctions and wholesale catalog pricing and then comparing such pricing with similar documents in its inventory. The Company's review of its inventory of documents has not shown any significant decline in market value below cost on an individual level or by major category. Retail sales by the Company have, to date, been in excess of carrying costs of the documents sold. No independent expert has been employed to evaluate the Company's inventory.

     During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. Thus, although the retail value of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business.

     The Company anticipates no material commitments for capital expenditures at the present time as the Company is not currently contemplating additional gallery expansion. Management is not aware of any trend in the Company's capital resources which may have an impact on its income, revenue or income from continuing operations.




Results of Operations
---------------------
Fiscal 1995 Compared to Fiscal 1994
-----------------------------------
     Document sales increased 28% comparing fiscal 1995 to 1994. Sales made through the Company's headquarters operation increased 78% from $477,742 in fiscal 1994 to $849,574 in fiscal 1995. Approximately 48% of this increase is attributed to revenues generated through auctions, an alternative method to generate revenues the Company elected to begin in fiscal 1995. Sales to wholesale and/or major customers (i.e., individual customers whose purchases account for 10% or more of total document sales) amounted to approximately 12% of fiscal 1995 sales. There were no auction or major customer revenues generated in fiscal 1994. In addition, the Las Vegas gallery's sales increased 60% from $428,262 in fiscal 1994 to $684,263 in fiscal 1995, which resulted from improved management and the completion of an entire renovation of the Fashion Show Mall that greatly curtailed traffic in 1994.

     Cost of sales increased to 25% of net sales for fiscal 1995 from 22% of net sales for 1994. This increase is due to sales at wholesale pricing realized in the auction sales during the current fiscal year. In addition, the gallery locations' cost of goods sold increased on an average of 3% of net sales resulting from a discount policy initiated in the current fiscal year. The resulting gross profit decreased to 75% of net sales for fiscal 1995 as compared to a gross profit of 78% of net sales for fiscal 1994.

     Operating expenses decreased 14% to 76% of net sales for fiscal 1995 as compared to 113% of net sales for fiscal 1994. Approximately 40% of this decrease was attributed to the closure of two galleries in fiscal 1994. Selling, general and administrative expense decreased 10% to 65% of net sales for fiscal 1995 from 93% of net sales for fiscal 1994. Approximately 55% of this decrease was attributed to the closure of the two galleries in fiscal 1994. Salaries and related employee benefits decreased 9% in fiscal 1995 as compared to fiscal 1994 resulting from gallery closures and a reduction in personnel at the headquarters operation. Insurance cost decreased 24% comparing the two years, largely due to reduced premium charges covering the document inventory. Rent expenses decreased 13% and telephone and utility expenses decreased 12% comparing fiscal 1995 to fiscal 1994 due to gallery closures. A reduction in travel expenses resulted in a decrease of 33%. Expenses attributed to the headquarters building operation, part of which are allocated to selling, general and administrative expenses, decreased 15% comparing the two fiscal years primarily due to a change in janitorial services. Depreciation expense decreased 30% to 8% of net sales for fiscal 1995 from 15% of net sales for fiscal 1994. Gallery closures accounted for 21% of this decrease and the remaining decrease can be attributed to equipment having been sold in previous periods. Advertising expenses increased approximately 119% comparing the two fiscal years due to promotional campaigns the Company employed during November and December 1994 and again in May and June 1995. Repair expenses decreased 10% comparing the two fiscal years which was directly related to the gallery closures.

     Interest expense amounted to 11% of net sales for fiscal 1995 as compared to 15% of net sales for fiscal 1994. The decrease in interest expense can be attributed to the lower average outstanding loan balances in the current year.

     Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate square footage occupied by the Company's headquarters operation to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $160,000 operating profit for fiscal 1995 as compared to approximately $100,000 operating profit for fiscal 1994. The increase is due to an increase in the square footage leased, increased rents and a reduction in operating expenses.









Item 7.	Financial Statements.
        --------------------


TABLE OF CONTENTS




                Independent Auditors' Report . . . . . . . . . . .   8

		Consolidated Balance Sheets - September 30,
                     1995 and 1994 . . . . . . . . . . . . . . . .   9

		Consolidated Statements of Operations for the
                     Years ended September 30, 1995 and 1994. .  .  10

		Consolidated Statements of Changes in Stock-
		     holders' Equity for the Years Ended
                     September 30, 1995 and 1994 . . . . . . . . .  11

		Consolidated Statements of Cash Flows for the
                     Years ended September 30, 1995 and 1994 . . .  12

                Notes to Consolidated Financial Statements . . . .  13

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Gallery of History, Inc.:


We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 of the notes to consolidated financial statements, as required by generally accepted accounting principles, the Company changed its method of accounting for income taxes in fiscal year 1994.


                              /s/ ARTHUR ANDERSEN LLP
                              ------------------------
                              ARTHUR ANDERSEN LLP




Las Vegas, Nevada
November 7, 1995


                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

           CONSOLIDATED  BALANCE  SHEETS SEPTEMBER 30, 1995 AND 1994
        ________________________________________________________________
                                Notes      1995         1994
                                -----   ----------  -----------

         ASSETS

Cash                                   $   171,295  $    33,961
Prepaid expenses                            57,843       66,312
Documents owned                  1,5     9,123,220    9,449,788
Land and building-net          1,2,5,8   1,530,278    1,576,264
Property and equipment-net      1,2,5      204,033      386,288
Other assets                      3        460,359      511,349
                                        ----------   ----------

TOTAL ASSETS                           $11,547,028  $12,023,962
                                        ==========   ==========





       LIABILITIES

Accounts payable                       $    60,950  $    93,190
Bank line of credit               5           --         60,000
Notes payable                     5        321,553      518,531
Indebtedness to related parties  4,5       105,929      314,453
Mortgage notes payable            5      1,918,216    1,957,940
Deposits                                   266,828      156,173
Accrued and other liabilities              129,129      156,962
                                        ----------   ----------

TOTAL LIABILITIES                      $ 2,802,605  $ 3,257,249
                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES     8



   STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding,
  5,917,654 and 5,910,154 shares  6    $     5,918  $     5,910
Additional paid-in-capital               9,392,363    9,373,621
Retained earnings (deficit)               (653,858)    (612,818)
                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY             $ 8,744,423  $ 8,766,713
                                        ----------   ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $11,547,028  $12,023,962
                                        ==========   ==========











See the accompanying notes to consolidated financial statements.
________________________________________________________________

                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                        SEPTEMBER 30, 1995 AND 1994
        ________________________________________________________________
                                       Notes       1995           1994
                                       -----    ---------      ---------
REVENUES                                 1     $2,233,194     $1,749,742

COST OF REVENUES                                  557,332        386,151
                                                ---------      ---------
GROSS PROFIT                                    1,675,862      1,363,591
                                                ---------      ---------
OPERATING EXPENSES:
Selling, general and administrative             1,454,028      1,621,755
Depreciation                            1,2       185,168        264,738
Advertising                                        20,269          9,269
Maintenance and repairs                   1        33,933         37,580
Loss on gallery closures                             --           42,056
                                                ---------      ---------
TOTAL OPERATING EXPENSES                        1,693,398      1,975,398
                                                ---------      ---------
OPERATING LOSS                                    (17,536)      (611,807)
                                                ---------      ---------
OTHER INCOME (EXPENSE):
Interest expense                                 (254,466)      (262,894)
Other, net                               8        161,394        111,797
                                                ---------      ---------
TOTAL OTHER INCOME (EXPENSE)                      (93,072)      (151,097)
                                                ---------      ---------
LOSS BEFORE INCOME TAXES AND CUMMLATIVE
  EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE                                      (110,608)      (762,904)

BENEFIT FOR INCOME TAX                  1,7       (69,568)      (116,774)
                                                ---------      ---------
LOSS BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                  (41,040)      (646,130)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                  1,7          --           90,992
                                                ---------      ---------

NET LOSS                                       $  (41,040)    $ (737,122)
                                                =========      =========



LOSS PER SHARE:                          9
 Loss before cumulative effect of a
   change accounting principle                    $(.01)         $(.11)
 Cumulative effect of a change in
   accounting principle                              --           (.02)
                                                   ----           ----
 Total net loss                                   $(.01)         $(.13)
                                                   ====           ====













See the accompanying notes to consolidated financial statements.
________________________________________________________________________


                 GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994
         _________________________________________________________________
                                          Additional    Retained
                          Common Stock      Paid-in     Earnings
                        Shares  Par Value   Capital    (Deficit)      Total
                      --------- ---------  ---------   ---------   ----------

BALANCE AT
 SEPTEMBER 30, 1993   5,823,654  $5,824   $9,141,127   $ 124,304   $9,271,255


Unregistered
 private placement       12,500      12       49,988        --         50,000
Options exercised        74,000      74      182,506        --        182,580
Net Loss                   --       --          --      (737,122)    (737,122)
                       --------   -----    ---------    --------    ---------

BALANCE AT
 SEPTEMBER 30, 1994   5,910,154  $5,910   $9,373,621   $(612,818)  $8,766,713



Options exercised         7,500       8       18,742        --         18,750
Net Loss                   --       --          --       (41,040)     (41,040)
                      ---------   -----    ---------    --------    ---------

BALANCE AT
 SEPTEMBER 30, 1995   5,917,654  $5,918   $9,392,363   $(653,858)  $8,744,423
                      =========   =====    =========    ========    =========

































See the accompanying notes to consolidated financial statements.
________________________________________________________________

                  GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994
                                                   1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (41,040)    $(737,122)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                   231,991       311,601
Loss on disposal of property and equipment:
    Gallery locations                                --          37,827
    Other                                            --           8,001
  Deferred income taxes                              --         (24,417)
  Decrease in:
    Prepaid expenses                                8,469         9,698
    Documents owned (a)                           325,820       132,095
    Other assets                                   50,990        67,290
  (Decrease) increase in:
    Accounts payable                              (32,240)      (64,726)
    Deposits                                      110,655       124,941
    Income taxes payable                             --          (2,614)
    Accrued and other liabilities                 (27,833)      (63,066)
                                                 --------      --------
Net cash provided by (used for)
  operating activities                            626,812      (200,492)
                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                 (3,750)      (16,184)
Proceeds from sale of property and equipment         --          12,750
Purchase of documents (a)                            --            --
                                                 --------      --------
Net cash used for investing activities             (3,750)       (3,434)
                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank lines of credit               $125,000      $386,961
Repayments of bank lines of credit               (185,000)     (357,961)
Proceeds from notes payable and mortgage
  notes payable                                      --         425,260
Repayments of notes payable
  and mortgage notes payable                     (425,728)     (463,277)
Net proceeds from sale of common stock               --         232,580
                                                 --------     ---------
Net cash provided by (used for)
  financing activities                           (485,728)      223,563
                                                 --------     ---------
NET INCREASE IN CASH                              137,334        19,647
CASH, BEGINNING OF YEAR                            33,961        14,324
                                                 --------     ---------
CASH, END OF YEAR                               $ 171,295    $   33,961
                                                 ========     =========
(a)   Historically, the Company has normally acquired documents in excess of current needs when purchasing opportunities are favorable to accommodate future growth and appreciation.  Purchases of $43,950 and $74,941 in fiscal 1995 and
1994 included in the net decrease in inventory of documents and frames owned
($325,820 in fiscal 1995 and $132,095 in fiscal 1994) are shown as an operating activity above, without an allocation to investing activities, because it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest          $ 253,300     $ 252,424
Cash received during the year for income taxes  $ (69,568)    $    --

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the year ended September 30, 1995:
(1)	Stock options were exercised in part for the retirement of a note payable in the amount of $18,750 to a related party.
(2)	A document was purchased in part for the retirement of a note payable in the amount of $747.93 to a related party.
For the year ended September 30, 1994:
(1)	Debt of $7,914 was incurred for the purchase of equipment.

See the accompanying notes to consolidated financial statements.

                   GALLERY OF HISTORY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ______________________________________________________________

1.	SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Gallery of History, Inc. and subsidiaries (the "Company") acquires documents of historical or social significance and markets these documents to the general public.

The Company follows a policy of delivering a certificate of authenticity, valid for ten years from purchase, with each document it sells to customers. Under the certificate, the Company is required to refund to the customer the purchase price should any document prove to be a forgery or otherwise lack authenticity. To ascertain authenticity, the Company relies upon the reputation of sellers, opinions of experts under certain circumstances, the history of prior ownership of such documents and other means.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Unclassified Balance Sheets - The Company includes in its financial statements an unclassified balance sheet because it believes that such presentation is more meaningful as a consequence of the Company's policy of acquiring documents in excess of its current needs, and it is not practicable to determine what portion of the documents owned will be sold within the next twelve months.

Documents Owned - Documents are stated at cost on a specific-identification method, not in excess of estimated market value. The Company acquires documents to accommodate future growth and appreciation in value.

Property and Equipment - Property and equipment are carried at cost. Depreciation and amortization of property and equipment are provided on the straight line method over their estimated useful lives.

Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in income.

Revenue - Revenue is recognized when documents are paid for in full and delivered to the customer or placed for framing, or paid for in full and held at the customer's request.

Major Customers - Document sales attributable to major customers (i.e., individual customers whose purchases account for 10% or more of total document sales) aggregated $256,600 for the year ended September 30, 1995 There was no individual customer whose purchases totaled over 10% of sales for the year ended September 30, 1994. None of the customers have any direct relationship with the Company.

Income Taxes - Income taxes, where applicable, are provided at statutory rates. Deferred income taxes are recognized for income and expense items which are reported for tax purposes in different years than for financial accounting purposes.

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes." A significant provision of this Statement is the change from the deferred to the liability method of computing deferred income taxes under which deferred taxes are adjusted for tax rate changes as they occur. The Company adopted FASB 109 in its first fiscal quarter of 1994 by reporting a cumulative effect of a change in accounting principle and not restating prior periods. The effect of FASB 109 was recorded in October 1993 and it decreased net income as a non-cash, non-recurring cumulative effect of a change in accounting principle by an amount totaling $90,992.

2.	PROPERTY AND EQUIPMENT

Property and equipment and land and building at September 30, 1995 and 1994 consist of the following:

                             Estimated
                              Service
                               Lives       1995         1994
                               -----       ----         ----
Land                                   $  580,000   $  580,000
Building                      30 years  1,385,377    1,385,377
                                        ---------    ---------
Total cost                              1,965,377    1,965,377
Less accumulated depreciation             435,099      389,113
                                        ---------    ---------
Land and building - net                $1,530,278   $1,576,264
                                        =========    =========
Equipment and furniture       5 years  $1,528,685   $1,576,229
Leasehold improvements      5-15 years    544,396      544,396
                                        ---------    ---------
Total cost                              2,073,081    2,120,625
Less accumulated depreciation
  and amortization                      1,869,048    1,734,337
                                        ---------    ---------
Property and equipment - net           $  204,033   $  386,288
                                        =========    =========



3.	OTHER ASSETS

Other assets at September 30, 1993 and 1994 consist of the following:

                                        1995        1994
                                        ----        ----
Book inventory and books in process  $287,834    $333,709
Framing raw materials inventory       161,053     166,102
Other                                  11,472      11,538
                                      -------     -------
Total                                $460,359    $511,349
                                      =======     =======



4.	RELATED PARTIES

The Company sells and distributes for promotional purposes a book authored by Todd M. Axelrod, the Company's President and Chairman of the Board. Books with a cost of $13,476 and $12,655 in 1995 and 1994, respectively, were distributed or sold resulting in revenue of $27,745 and $30,260 in the respective years.

Beginning in fiscal 1994, the Company began to amortize the cost of its book inventory over eight years. This resulted in amortization costs of $32,400 and $32,814 for the years ended September 30, 1995 and 1994. Books purchased for future sale or distribution totaled $357,500 during the year ended September 30, 1992. The Company issued a note in the amount of $283,720 to Nanna Corp., a company owned 100% by Todd Axelrod and his wife, Pamela, to finance a portion of the purchase price of these books. Such note bore interest at the prime interest rate. The note was paid in full during fiscal 1995.

During the fiscal year ended September 30, 1994 the Company borrowed $185,260 from Nanna Corp. The loan bears interest at the prime rate plus 2%. The current balance of the loan is $35,427. The Company borrowed $10,000 and $30,000 in 1994 and 1993, respectively, from Ruth Canvasser, Mr. Axelrod's mother. The loans bore interest at 8.5%. The balance of the loan was paid in full during fiscal 1995. In October 1993, the Company borrowed $20,000 from Beth Ring, Mr. Axelrod's sister-in-law which bore interest at 8.5% and was paid in full during fiscal 1995. In May 1994 the Company borrowed $110,000 from

Pamela Axelrod, a Vice President of the Company. During fiscal 1995, Mrs. Axelrod exercised 7,500 employee stock options at $2.50 a share reducing this loan balance by $18,750. Mrs. Axelrod purchased a document from the Company during fiscal 1995 reducing the loan balance by $747.93 The current balance of this loan is $70,502 at September 30, 1995. The loan has no repayment schedule but accrues interest at the prime rate plus 2%. Interest expense on related party notes was $27,981 during fiscal year 1995. The proceeds for such loans have been utilized by the Company for working capital purposes. Mrs. Axelrod purchased additional documents from the Company in September 1995, totaling $36,500. This purchase was paid for by reducing the outstanding bonus due her, $25,000 from fiscal 1994 and $11,500 out of the total bonus of $25,000 accrued for fiscal 1995. Sales of documents to related parties are not less favorable to the Company than if sold at wholesale prices.



5.	BANK LINES OF CREDIT, NOTES PAYABLE, MORTGAGE NOTES PAYABLE AND
        INDEBTEDNESS TO RELATED PARTIES
Debt consists of the following at September 30:

                                                   1995        1994
                                                   ----        ----
Mortgage note at 9% with 59 month amortization
  of principal and the unpaid balance due
  July 15, 1998 collateralized by building.     $1,918,216  $1,957,940

Equipment notes payable at 10.12% with monthly
  amortization of principal through March 1997,
  collateralized by related equipment.              67,056     107,476

Equipment note payable at prime plus 2% with
  monthly amortization of principal through
  June 1995, collateralized as second creditor
  in all present and hereafter acquired inventory,
  equipment, furniture, fixtures and furnishings.     --        49,723

Term note payable at prime plus 1.5% with 59
  monthly payments of principal with the unpaid
  balance due July 15, 1998, collateralized by
  all present and hereafter acquired inventory,
  equipment, furniture, fixtures and furnishings.  254,497     334,497

Term note payable at prime plus 1.5%, with
  monthly amortization of principal through
  November 1994, collateralized by all present
  and hereafter acquired inventory, equipment,
  furniture, fixtures and furnishings.                --        20,000

Related party term note payable at 8.5%, with
  monthly amortization of principal through
  October 1994.                                       --         2,001

Related party term note payable at 8.5%, with
  monthly amortization of principal through
  November 1994.                                      --         6,904

Related party term note payable at prime plus
  2%, with monthly payments of $6,000.              35,427     163,193

Related party note payable at prime plus 2%.        70,502     110,000

Related party term note payable at prime, with
  monthly amortization of principal through
  April 1995.                                         --        32,354

Other, due in monthly installments through October
  1995, collateralized by related equipment.          --         6,836
                                                 ---------   ---------
        Total                                   $2,345,698  $2,790,924
                                                 =========   =========

                                                    1995        1994
                                                    ----        ----
Notes payable                                   $  321,553  $  518,531
Indebtedness to related parties                    105,929     314,453
Mortgage notes payable                           1,918,216   1,957,940
                                                 ---------   ---------
Total                                           $2,345,698  $2,790,924
                                                 =========   =========

Maturities of notes and mortgage notes payable are as follows for fiscal years ending September 30:
                                1996         274,045
                                1997         149,922
                                1998       1,921,731
                                           ---------
                                Total     $2,345,698
                                           =========

The Company has a line of credit from a bank in the amount of $100,000 available through, and due on July 15, 1996. As of September 30, 1995, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%.

The prime rate was 8.75% at September 30, 1995.



6.	COMMON STOCK AND STOCK OPTIONS

The Company has reserved 1,100,650 shares of common stock for warrants and options. Warrants were issued for 100,000 shares of common stock in December 1990 and reissued in November 1991 expiring in November 1996. The Company has issued common stock options as follows:

               Number
           Outstanding at
            September 30, Currently   Exercise      Year of
Description    1995      Exercisable   Price      Expiration
-----------    ----      -----------   -----      ----------
Options (1)   374,400        All     $2.47 to    November 1996
                                      $4.50         through
                                                   June 1998

(1)	As of October 1, 1993, 395,549 options to purchase shares of common stock remained outstanding. In June 1994, options to purchase 100,000 shares of common stock were issued at $4.50 a share expiring in October 1994. Options to purchase 64,000 shares of common stock were issued in fiscal 1995 expiring June 1998. During the three year period ended September 30, 1995, 11,149 options were exercised at $2.45 a share in May 1993, 10,000 options were exercised at $2.45 a share in May 1994 and 64,000 options were exercised at $2.47 a share in June 1994.

Employee incentive options were issued for 329,388 shares prior to October 1, 1991. Of the options issued, 321,888 have expired or were canceled. No employee incentive options were issued in 1995 and none remain outstanding as of September 30, 1995. During the three year period ended September 30, 1995, 7,500 options were exercised in fiscal 1995.

In May 1993, the Company issued 11,149 shares of unregistered common stock upon the exercise of options at $2.45 per share. In May 1994, the Company issued 10,000 shares of unregistered common stock upon the exercise of options at $2.45 per share. In June 1994, the Company issued 64,000 shares of unregistered common stock upon the exercise of options at $2.47 per share. In October 1994, the Company issued 7,500 shares of unregistered common stock upon the exercise of options at $2.50 per share.

In March 1994, the Company sold 12,500 shares of unregistered common stock to a private investor at a per share price of $4.00.

7.	INCOME TAXES

The benefit for income taxes for the years ended September 30, 1995 and 1994 are as follows:

                                      1995         1994
                                      ----         ----
Current
  Federal                         $ (69,668)   $    --
  State                                 100        1,700
Deferred                                        (118,474)
                                   --------     --------
Total                             $ (68,568)   $(116,774)
                                   ========     ========

The current federal income tax benefit represents a refund for the carryback of an alternative minimum tax credit not previously recognized.

Components of deferred tax assets (liabilities) for the years ended September 30, 1995 and 1994 are as follows:

                                      1995         1994
                                      ----         ----
Depreciation                      $(167,887)   $(182,307)
Other                               _   (98)         (98)
                                   --------     --------
  Gross deferred tax liability     (167,985)    (182,405)
                                   --------     --------
Net operating loss carryforward     253,416      240,715
Other                                35,622       25,366
                                   --------     --------
Gross deferred tax asset            289,038      266,081
                                   --------     --------
Net deferred tax asset              121,053       83,676
  Less valuation allowance         (121,053)     (83,676)
                                   --------     --------
Net deferred tax asset
  (liabilities)                   $    --      $    --
                                   ========     ========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rates to the loss before income taxes and cumulative effect of a change in accounting principle as a result of the following differences:

                                      1995         1994
                                      ----         ----
Statutory U.S. tax rates (35%)    $ (38,712)   $(267,016)
Increase (decrease) from rates:
  State taxes                           100        1,700
  Limitation on utilization
    of tax benefits                  38,712      148,542
  Alternative minimum tax
    credit refund                   (69,668)        --
                                   --------     --------
Effective tax rate (62.9%,
    15.3%)                        $ (69,568)   $(116,774)
                                   ========     ========



8.	COMMITMENTS AND CONTINGENCIES

The Company has entered into non-cancellable operating lease agreements which call for certain minimum lease payments plus contingent lease payments based on annual sales above specified amounts and allocation of common area management charges. The following is a schedule of the future minimum lease payments for the non-cancellable operating leases at September 30, 1995:

                            1996          87,895
                            1997          55,645
                            1998          40,645
                            1999          40,645
                                        --------
                            Total      $ 224,830
                                        ========

The leases covering sales outlets in Georgetown, Washington D.C., Las Vegas, Nevada, and Dallas, Texas expire in various years from fiscal 1995 to 1999 and contain no specific renewal terms. Rental expense, consisting of minimum rentals and common area management charges, for the periods ended September 30, 1995 and 1994 was $167,282 and $192,534, respectively.

The Company leases office space in its headquarters building to tenants under non-cancellable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods range from one to twenty years with various renewal options. Rental income for the periods ended September 30, 1995 and 1994 was $234,975 and $188,307, respectively. Included in Selling, General and Administrative Expenses is 50% of the building's operating costs representing area occupied by the Company's headquarters operation. Included in Other Income (Expense) is the net rental income realized by the building operation less the remaining operation expenses. This resulted in other income of $160,339 and $100,155 for the periods ended September 30, 1995 and 1994, respectively. Specific net assets identifiable with rental real estate totaled $837,031 and $717,587 at September 30, 1995 and 1994.

Future minimum lease payments receivable from non-cancellable operating leases as of September 30, 1995, excluding amounts applicable to reimbursable expenses, are as follows:

                        1996      $  248,595
                        1997         158,895
                        1998         113,497
                        1999         119,739
                        2000         126,325
                        Thereafter 1,866,697
                                   ---------
                        Total     $2,605,196
                                   =========



9.	EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of shares of common stock outstanding, 5,917,592 and 5,856,162 for the years ended September 30, 1995 and 1994, respectively.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

		None.






                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Significant Employees

	Set forth below are the present directors, executive officers and any significant employees of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.

                                                      Has Served
                                Positions and        as Director
                                Offices  with       Continuously
         Name            Age      Registrant            Since
         ----            ---    -------------       ------------
    Todd M. Axelrod      46     President and             1981
                                Chairman of the
                                Board of Directors

    Rod R. Lynam         47     Treasurer/Assistant       1984
                                Secretary and Director

    Marc DuCharme        43     Senior Vice-President     1989
                                and Director

    H. Stan Johnson      41     Secretary and Director    1989

    Garrett Williams     53     Senior Vice-President     1991
                                and Director

    Pamela Axelrod       40     Executive Vice-President
                                and Director              1995

     The only relationship by blood, marriage or adoption (not more remote than first cousin) between any Director or executive officer of the Company is that of Todd Axelrod, President and Chairman of the Board of Directors and his wife Pamela Axelrod, Executive Vice-President and Director.

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

     Todd M. Axelrod has been Chairman of the Board of Directors and President of the Company since its inception in November 1981. Mr. Axelrod has been a private collector of valuable historical documents since 1968. Mr. Axelrod authored a book entitled The Handbook of Historical Documents - A guide to Owning History, which the Company sells in its galleries.

     Rod R. Lynam has been Treasurer and Chief Financial Officer of the Company since September 1984.

     Marc DuCharme, has been a Vice-President since 1989 and served as the Director of Framing since July 1985.

     H. Stan Johnson has been a member of the law firm of Cohen, Johnson & Day, Las Vegas, Nevada for more than the past five years.

     Garrett Williams, has been a Vice-President since 1989 and has served as Executive Assistant to the President since November 1988. From 1985 to 1986 he was a curator for the Company.

     Pamela Axelrod has been a Vice-President since 1992 and served as the Manager of the Las Vegas Fashion Show gallery since June 1984.



Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, during the fiscal year ended September 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, other than Ethelmae Haldan, as Trustee of the Ethelmae Stuart Haldan Trust, who to the Company's knowledge has made no filing pursuant to Section 16(a). In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.



Item 10.    Executive Compensation
            ----------------------
     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1995, 1994 and 1993, of those persons who were, at September 30, 1995 (i) the chief executive officer and
(ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

                   SUMMARY COMPENSATION TABLE
Name and Principal        Fiscal  Annual Compensation
Position                   Year       Salary      Bonus
______________________    ______    _________    _______
Todd M. Axelrod            1995     $133,230      25,000(1)
  President and Chief      1994      200,000        --
  Executive Officer        1993      188,876      50,000(2)

Pamela R. Axelrod          1995     $131,042      50,000(3)
  Executive Vice-          1994        --   (4)
  President                1993        --   (4)

(1)   Accrued bonus earned not yet paid.
(2) Includes deferred bonus in the amount of $22,704 which was paid to Todd Axelrod during December 1993.
(3) Includes deferred bonus in the amount of $25,000 which was paid to Pamela Axelrod during September 1995 and $25,000 accrued bonus of which $14,398 has not yet been paid.
(4)   Less than $100,000.

     During the three year period ended September 30, 1995 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In October 1989, the Company granted Mrs. Axelrod 7,500 employee stock options which were exercised October 1994 at $2.50 per share:

  AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED SEPTEMBER 30, 1995
                     AND YEAR END OPTION/SAR VALUES
                                                                   Value of
                                                    Number of    Unexercised
                                                  Unexercised    In-the-Money
                                                  Options/SARs   Options/SARs
                                                   at 9/30/95     at 9/30/95
                 Shares Acquired                  Exercisable/   Exercisable/
     Name          on Exercise   Value Realized  Unexercisable  Unexercisable
     ----          -----------   --------------  -------------  -------------
Pamela Axelrod        7,500          $11,250          None           None

     During the fiscal year ended September 30, 1995, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 1996. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.



Item 11.        Security Ownership of Certain Beneficial Owners and Management

	The following table sets forth certain information, as of December 1, 1995, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of    Amount and Nature of   Percent
 Class    Beneficial Holder    Beneficial Ownership(1)  of Class
-------   -------------------  -----------------------  --------
 Common    Todd M. Axelrod(2)      4,773,632 (3)(4)(7)    80.7%
 Stock

 Common    Rod R. Lynam(2)               105               (5)
 Stock

 Common    H. Stan Johnson            37,000 (6)           (5)
 Stock     301 East Clark Avenue
           Las Vegas, Nevada 89101

 Common    Pamela Axelrod(2)       2,051,412 (7)          34.7%
 Stock

 Common    Ethelmae Haldan, as     2,722,220 (3)          46.0%
 Stock     Trustee of the Ethelmae
           Stuart Haldan Trust
           P. O. Box 3666
           Carefree, Arizona 85377

 Common    Gerald Newman             531,500 (8)           8.5%
 Stock     Seabreeze Lane
           Amagansette, NY 10093

 Common    All Executive Officers  4,810,737 (9)          81.0%
 Stock     and Directors as a
           group (4 persons)

(1)	Except as otherwise noted in (3) and (7) below, the individuals referred to above have sole voting and investment power in regard to their Common Stock, subject to applicable community property laws.

(2)	Address is the same as the Company's address.

(3)	Ethelmae Haldan, as trustee of the Ethelmae Stuart Haldan trust, has appointed Mr. Axelrod its proxy with full power of substitution, to vote all of its 2,722,220 shares and to give all consents on all matters that the trust may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. In consideration of receiving such proxy, Mr. Axelrod has agreed to continue his employment as president of the Company.

(4)	Includes the 2,722,220 shares of Common Stock owned of record and beneficially by the Ethelmae Stuart Haldan trust, for which Mr. Axelrod has been appointed proxy (as discussed in Note (3) above). Includes 1,029,511 shares of Common Stock owned of record and beneficially by Pamela Axelrod, Mr. Axelrod's wife, for which Mr. Axelrod has been appointed proxy (as discussed in Note (7) below). Excludes 81,302 shares of Common Stock owned of record and beneficially by Ruth Canvasser, Mr. Axelrod's mother; as to which Mr. Axelrod disclaims beneficial ownership.

(5)	Less than 1%.

(6)	Includes shares issuable upon exercise of options to purchase 25,000 shares of Common Stock, at an exercise price of $4.50 per share.

(7)	Pamela Axelrod has appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 1,029,511 shares and to give all consents on all matters that Mrs. Axelrod may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. Includes 1,021,901 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (4) above).

(8)	Includes 200,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $2.47 per share, 10,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $3.00 per share, 25,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share and 100,000 shares of Common Stock issuable upon exercise of warrants to purchase such shares at an exercise price of $3.50 per share.

(9)	Includes 25,000 shares issuable upon exercise of options granted to
Executive Officers and Directors, as described in the preceding footnotes.


(c)   Changes in Control
      ------------------
     There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.



Item 12.   Certain Relationships and Related Transactions
           ----------------------------------------------
     The Company sells for promotional purposes a book authored by Todd M. Axelrod, the Company's President and Chairman of the Board. Books were purchased in January 1992 from Nanna Corp., a company owned 100% by Mr. and Mrs. Axelrod, for a total purchase price of $357,500, of which $283,720 was paid by the Company by issuing a note to Nanna Corp., bearing interest at the prime rate. The note was paid in full April 1995. The Company believes that such purchase price is substantially comparable to what it would have to pay an unrelated supplier.

     The Company borrowed $135,000 in the fiscal year 1992 and $185,260 in the fiscal year 1994 from Nanna Corp. The loans bear interest at the prime rate plus 2% and are payable in installments of $6,000 a month. The current balance of the reamining loan is $35,427. During fiscal years 1994 and 1993, the Company borrowed an aggregate $40,000 from Ruth Canvasser, Mr. Axelrod's mother. These loans bore interest of 8.5% and were paid in full during fiscal 1995. In October 1993, the Company borrowed $20,000 from Beth Ring, Mr. Axelrod's sister-in-law, which bore interest at 8.5% and was paid in full during fiscal 1995. In May 1994, the Company borrowed $110,000 from Pamela Axelrod, a Vice-President of the Company and Mr. Axelrod's wife. During fiscal 1995, Mrs. Axelrod exercised 7,500 employee stock options at $2.50 a share reducing this loan balance by $18,750. Mrs. Axelrod purchased a document from the Company during fiscal 1995 reducing the loan balance by $747.93 The current balance of this loan is $70,502 at September 30, 1995. The loan has no repayment schedule but accrues interest at the prime rate plus 2%. Interest expense on related party notes was $27,981 during fiscal year 1995. The proceeds for such loans have been utilized by the Company for working capital purposes.

     In September 1995, Mrs. Axelrod purchased additional documents from the Company totaling $36,500. This purchase was paid for by reducing the outstanding bonus due her. The prices sold to Mrs. Axelrod for these documents were not less favorable to the Company than if sold at wholesale prices.

Item 13.    Exhibits and Reports on Form 8-K
            --------------------------------


(a)1 & 2.   Financial Statements See Item 7 in Part II of this report.

      All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a)  3.    Exhibits

     3.1   Articles of Incorporation and By-Laws.*

     3.2   Amendment to Articles of Incorporation filed July 9, 1984.*

     3.3   Amendment to Articles of Incorporation filed May 29, 1990.**

    10.1   Lease between The Fashion Show and the Company dated
           January 18, 1982.*

    10.2 Lease between the Dallas Galleria and the Company dated Septembe 23, 1983.*

    10.4 Lease between Georgetown Park Associates and the Company dated August 22, 1989.***

    10.5   Gallery of History, Inc. 1992 Stock Option Plan.****

    21     List of Subsidiaries.

    23     Consent of Independent Auditors.

*	   Incorporated by reference to the Registrant's Registration
           Statement on Form S-18, File No. 2-95737-LA.

** Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended September 30, 1990, File No. 0-13757.

*** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1993, File No. 0-13757.

**** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1994, File No. 0-13757.



(b)        Reports on Form 8-K.

           None.

                               SIGNATURES




     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  December 22, 1995

                                     GALLERY OF HISTORY, INC.

                                     By: /s/ Todd M. Axelrod
                                     ----------------------
                                     Todd M. Axelrod,
                                     Chairman and President


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                Title                        Date
---------                -----                        ----

/s/ Todd M. Axelrod     President and             December 22, 1995
--------------------    Chairman of the
Todd M. Axelrod         Board of Directors
                        (Principal Executive Officer)


/s/ Rod Lynam           Treasurer/Assistant       December 22, 1995
--------------------    Secretary and Director
Rod Lynam               (Principal Financial and
                        Accounting Officer)


/s/ Marc DuCharme       Senior Vice President     December 22, 1995
--------------------    and Director
Marc DuCharme


/s/ H. Stan Johnson     Secretary and Director    December 22, 1995
--------------------
H. Stan Johnson


/s/ Garrett Williams    Senior Vice President     December 22, 1995
--------------------    and Director
Garrett Williams


/s/ Pamela Axelrod      Executive Vice President  December 22, 1995
--------------------    and Director
Pamela Axelrod

