Form 10QSB
period 1995-12-31
GALLERY OF HISTORY INC
filed 1996-02-07
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                FORM 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
             For the quarterly period ended:  December 31, 1995


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



The Registrant had 5,917,654 shares of Common Stock, par value $.001, outstanding as of February 1, 1996.


                   Part 1  -  FINANCIAL INFORMATION


             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
                                   DECEMBER 31,   SEPTEMBER 30,
                                       1995           1995
                                   -----------    -------------
               ASSETS
Cash                              $   102,992     $   171,295
Prepaid expenses                       79,276          57,843
Documents owned                     9,024,287       9,123,220
Land and building-net               1,518,781       1,530,278
Property and equipment-net            238,735         204,033
Other assets                          487,408         460,359
                                   __________      __________
TOTAL ASSETS                      $11,451,479     $11,547,028



            LIABILITIES
Accounts payable                  $    93,268     $    60,950
Notes payable                         290,802         321,553
Indebtedness to related parties        87,617         105,929
Mortgage notes payable              1,907,715       1,918,216
Deposits                              136,075         266,828
Accrued and other liabilities         150,466         129,129
                                   __________      __________
TOTAL LIABILITIES                 $ 2,665,943     $ 2,802,605



        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding,
  5,917,654 shares                      5,918           5,918
Additional paid-in-capital          9,392,363       9,392,363
Accumulated deficit                  (612,745)       (653,858)
                                   __________      __________
TOTAL STOCKHOLDERS' EQUITY        $ 8,785,536     $ 8,744,423

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $11,451,479     $11,547,028
                                   ==========      ==========





See the accompanying notes to consolidated financial statements.
______________________________________________________________________

              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                         THREE MONTHS ENDED
                                             DECEMBER 31,
                                        1995            1994
                                      --------        --------
REVENUES                             $ 635,622       $ 693,435

COST OF REVENUES                       170,911         185,679
                                      --------        --------
GROSS PROFIT                           464,711         507,756
                                      --------        --------

OPERATING EXPENSES:
 Selling, general and administrative   358,157         373,669
 Depreciation                           37,016          52,943
 Advertising                             9,712           8,955
 Maintenance & repairs                   6,791           9,607
 Loss on gallery closure                 5,676            --
                                      --------        --------
TOTAL OPERATING EXPENSES               417,352         445,174
                                      --------        --------

OPERATING INCOME                        47,359          62,582
                                      --------        --------

OTHER INCOME (EXPENSE):
 Interest expense                      (58,833)        (68,681)
 Other                                  52,687          42,930
                                      --------        --------
TOTAL OTHER INCOME(EXPENSE)             (6,146)        (25,751)
                                      --------        --------

INCOME BEFORE INCOME TAXES              41,213          36,831

PROVISION FOR INCOME TAXES                 100             100
                                      --------        --------

NET INCOME                           $  41,113       $  36,731
                                      ========        ========



EARNINGS PER SHARE:                     $.01           $.01
                                         ===            ===





See the accompanying notes to consolidated financial statements.

              GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
                                       THREE MONTHS ENDED DECEMBER 31,
                                               1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $  41,113     $  36,731
  Adjustments to reconcile net income
   to net cash provided from (used in)
   operating activities:
     Depreciation and amortization             52,080        64,649
     Loss on disposal of property               3,437          --
     (Increase) decrease in:
       Prepaid expenses                       (21,433)      (11,252)
       Documents owned                         98,933       119,525
       Other assets                           (27,049)        4,494
     (Decrease) increase in:
       Accounts payable                        32,318        25,552
       Customer deposits                     (130,753)     (109,512)
       Accrued and other liabilities           21,337        28,397
                                             --------      --------
  Net cash provided by (used in)
   operating activities                        69,983       147,584

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment          (78,722)         (716)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit              --          25,000
  Repayments of bank line of credit              --         (85,000)
  Repayments of mortgage and notes payable    (59,564)     (111,387)
                                             --------      --------
  Net cash provided by (used in)
   financing activities                       (59,564)     (171,387)
                                             --------      --------

NET DECREASE IN CASH                          (68,303)      (24,519)
CASH, BEGINNING OF PERIOD                     171,295        33,961
                                             --------      --------
CASH, END OF PERIOD                         $ 102,992     $   9,442
                                             ========      ========





SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the three month period ended December 31, 1994:
 (1) Stock options were exercised in part for the retirement of a note payable in the amount of $18,750 to a related party.



See the accompanying notes to consolidated financial statements.

                GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Month Period Ended December 31, 1995 and 1994
     _______________________________________________________________



     1)   Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-KSB.


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


     3)  Earnings (Loss) per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. The average number of shares of outstanding common stock for each of the three months ended December 31, 1995 and 1994 was 5,917,654 and 5,916,594, respectively.

                Part 1 - Item 2  Financial Information
                MANAGEMENT'S DISCUSSION AND ANALYSIS
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
-------------------------------

	Due to the nature of the Company's inventory of documents owned, the Company has presented an unclassified balance sheet (see Note 1 to the consolidated financial statements). Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable.

	Net cash provided by operating activities exceeded net cash used in operating activities for the three month period ended December 31, 1995, by $69,982 due to the net income from operations, a decrease in the document inventory and a decrease in customer deposits, in addition to the non-cash depreciation charge. The decrease in the document inventory was a result of reduced purchasing of inventory. Deposits from customers decreased $130,753 during the three month period ended December 31, 1995 due to a reduction of deposits received and held for future auction sales. The cash generated from operations was primarily used for the purchase of new air conditioning units at the headquarters building and the reduction of mortgage and notes payable.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1996. Loans under the line are secured by the Company's inventory. As of December 31, 1995, there was no outstanding balance on this line of credit.

	The Company closed its Dallas, Texas gallery December 26, 1995. The loss realized in the current period for the closure amounted to $5,676, which was primarily the write-off of leasehold improvements.

	The Company believes that by continuing to reduce its overhead expenses and increasing revenues, its current cash and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing line of credit. In the event the Company does not generate sufficient working capital from operations, the Company will seek alternative equity and/or debt financing, the availability and terms of which cannot be assured.



Results of Operations
---------------------

	Document sales decreased 8% for the three month period ended December 31, 1995 as compared to the three month period ended December 31, 1994. The Las Vegas and Dallas gallery sales were down an average of 15% comparing the quarters ended December 31, 1995 to 1994. This was largely due to general decline in retail sales in the current quarter. The Georgetown gallery sales increased 34% comparing the quarters due to a very poor holiday season in the 1994 quarter in addition to a major customer sale amounting to 9.6% of total sales in November 1995. Sales generated from auctions during the current three month period amounted to 24% of total sales compared to 21% of total sales in the quarter ended December 31, 1994. Cost of sales remained the same at 27% of net sales for both three month periods ended December 31, 1995 and 1994.

	Total operating expenses decreased 6% for the quarter ended December 31, 1995 compared to the quarter ended December 31, 1994. However, due to the decrease in sales, operating expenses increased to 66% of net sales in 1995 compared to 64% of net sales in 1994. Selling, general and administrative expense decreased 4% (56% of net sales) for the three month period ended December 31, 1995 compared to the three month period ended December 31, 1994 (54% of net sales). Comparing the quarters, salaries and related payroll taxes decreased 8% due to a reduction of staff at the headquarters operation. In addition, freight expense decreased 44% in the current period compared to the previous quarter due to a reduction in intercompany shipments. Depreciation expense decreased 30% to 6% of net sales for the three month period ended December 31, 1995 from 8% of net sales for the three months ended December 31, 1994. The decrease can be attributed to a reduction of furnishings and equipment largely due to the closure of galleries. Advertising expenses increased 8% to 2% of net sales in the current quarter as compared to 1% of net sales in the quarter ended December 31, 1994 due to expanded promotional campaigns the Company employed. Repair expenses decreased 29% comparing the two quarter periods which was directly related to the gallery closures.

	Interest expense amounted to 9% of net sales for the three months ended December 31, 1995 as compared to 10% of net sales for the three months ended December 31, 1994. The decrease in interest expense can be attributed to the lower average outstanding loan balances in the current period. Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operation. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $45,000 operating profit for the three month period ended December 31, 1995 as compared to approximately
$37,000 operating profit for the three month period ended December 31, 1994. The increase is due to an increase in the square footage leased in addition to increased rents.







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






                                Gallery of History, Inc.
                            _______________________________
                                      (Registrant)






      February 6, 1996      /s  Todd M. Axelrod
Date _________________      ________________________________
                            Todd M. Axelrod
                            President and
                            Chairman of the Board
                            (Principal Executive Officer)






      February 6, 1996      /s  Rod Lynam
Date _________________      _______________________________
                            Rod Lynam
                            Treasurer and Director
                            (Principal Accounting Officer)