Form 10QSB
period 1996-03-31
GALLERY OF HISTORY INC
filed 1996-05-15
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB


  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
            For the quarterly period ended   March 31, 1996

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



The Registrant had 5,917,654 shares of Common Stock, par value $.001, outstanding as of May 1, 1996.

                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                     MARCH 31,    SEPTEMBER 30,
                                       1996           1995
                                   -----------    -------------
               ASSETS
Cash                              $    53,473     $   171,295
Prepaid expenses                       50,798          57,843
Documents owned                     8,943,753       9,123,220
Land and building-net               1,507,285       1,530,278
Property and equipment-net            204,328         204,033
Other assets                          465,678         460,359
                                   __________      __________
TOTAL ASSETS                      $11,225,315     $11,547,028
                                   ==========      ==========


            LIABILITIES
Accounts payable                  $    82,045     $    60,950
Notes payable                         405,612         321,553
Indebtedness to related parties        70,027         105,929
Mortgage notes payable              1,896,977       1,918,216
Deposits                               54,223         266,828
Accrued and other liabilities         148,909         129,129
                                   __________      __________
TOTAL LIABILITIES                 $ 2,657,793     $ 2,802,605
                                   ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding,
  5,917,654 shares                      5,918           5,918
Additional paid-in-capital          9,392,363       9,392,363
Accumulated deficit                  (830,759)       (653,858)
                                   __________      __________
TOTAL STOCKHOLDERS' EQUITY        $ 8,567,522     $ 8,744,423
                                   ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $11,225,315     $11,547,028
                                   ==========      ==========





See the accompanying notes to consolidated financial statements.
______________________________________________________________________


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
______________________________________________________________________

                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                MARCH 31,                 MARCH 31,
                              1996        1995          1996        1995
                            --------    --------    ----------  ----------
REVENUES                   $ 273,783   $ 565,191    $  909,404  $1,258,626

COST OF REVENUES              72,056     150,061       242,967     335,740
                            --------    --------     ---------   ---------
GROSS PROFIT                 201,727     415,130       666,437     922,886
                            --------    --------     ---------   ---------
OPERATING EXPENSES:
 Selling, general and
  administrative             334,519     371,854       692,677     745,522
 Depreciation                 30,855      46,309        67,870      99,252
 Advertising                   1,371       1,908        11,083      10,864
 Maintenance & repairs         7,089       9,050        13,879      18,657
 Loss on gallery closure         201        --           5,877        --
                            --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES     374,035     429,121       791,386     874,295
                            --------    --------     ---------   ---------
OPERATING INCOME (LOSS)     (172,308)    (13,991)     (124,949)     48,591
                           ---------    --------     ---------   ---------
OTHER INCOME (EXPENSE)
 Interest expense            (58,586)    (66,121)     (117,419)   (134,802)
 Other                        12,880      36,599        65,567      79,529
                           ---------    --------     ---------   ---------
TOTAL OTHER INCOME
 (EXPENSE)                   (45,706)    (29,522)      (51,852)    (55,273)
                           ---------    --------     ---------   ---------
LOSS BEFORE INCOME TAXES    (218,014)    (43,513)     (176,801)     (6,682)

(PROVISION) CREDIT FOR
 INCOME TAXES                   --        71,138          (100)     71,068
                           ---------    --------     ---------   ---------
NET INCOME (LOSS)          $(218,014)  $  27,625    $ (176,901)  $  64,386
                           =========    ========     =========   =========



EARNINGS (LOSS)
 PER SHARE:                  $(.04)        $ --          $(.03)      $ .01
                              ====          ====          ====        ====



See the accompanying notes to consolidated financial statements.




             GALLERY OF HISTORY, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
______________________________________________________________________
                                           SIX MONTHS ENDED MARCH 31,
                                               1996          1995
                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                         $(176,901)    $  64,386
  Adjustments to reconcile net income
   to net cash provided from (used in)
   operating activities:
     Depreciation and amortization             97,984       122,664
     Loss on disposal of property               3,436          --
     (Increase) decrease in:
       Prepaid expenses                         7,045        (1,164)
       Documents owned                        179,467       218,561
       Other assets                            (5,319)       15,897
     (Decrease) increase in:
       Accounts payable                        21,095        11,333
       Customer deposits                     (212,605)     (129,635)
       Accrued and other liabilities           19,780        37,192
                                             --------      --------
Net cash provided by (used in)
  operating activities                        (66,018)      339,234
                                             --------      --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment          (78,722)         (716)
                                             --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit            35,000       125,000
  Repayments of bank line of credit           (35,000)     (185,000)
  Proceed from notes payable                  150,000          --
  Repayments of mortgage and notes payable   (123,082)     (195,111)
                                             --------      --------
  Net cash provided by (used in)
   financing activities                        26,918      (255,111)
                                             --------      --------
NET INCREASE (DECREASE) IN CASH              (117,822)       83,407
CASH, BEGINNING OF PERIOD                     171,295        33,961
                                             --------      --------
CASH, END OF PERIOD                         $  53,473     $ 117,368
                                             ========      ========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the six month period ended March 31, 1995:
 (1) Stock options were exercised in part for the retirement of a note payable in the amount of $18,750 to a related party.


See the accompanying notes to consolidated financial statements.


            GALLERY OF HISTORY, INC.  and SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Six Month Period Ended March 31, 1996 and 1995
   _______________________________________________________________




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


     3)  Earnings (Loss) per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. The average number of shares of outstanding common stock for both three months ended March 31, 1996 and 1995 was 5,917,654. The average number of shares of outstanding common stock for each of the six months ended March 31, 1996 and 1995 was 5,917,654 and 5,917,118, respectively.

                  Part 1 - Item 2  Financial Information
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------
	Due to the nature of the Company's inventory of documents owned, the Company has presented an unclassified balance sheet (see Note 1 to the consolidated financial statements). Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable.

	Net cash used for operating activities exceeded net cash provided by operating activities for the six month period ended March 31, 1996 by $66,018 largely due to the net loss from operations. The Company realized a decrease in its document inventory resulting from the reduced purchasing of inventory. Deposits from customers decreased during the six month period ended March 31, 1996 due to a reduction of deposits received and held for future auction sales. The Company supplemented its working capital with a $150,000 term loan obtained from its bank maturing March 1999 at an interest rate of 1.5% over the prime rate.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1997. Loans under the line are secured by the Company's inventory. As of March 31, 1996, there was no outstanding balance on this line of credit.

	The Company closed its Dallas, Texas gallery December 26, 1995. The loss realized in the current period for the closure amounted to $5,877, which was primarily the write-off of leasehold improvements.

	The Company believes that the reduction of overhead expenses resulting from the gallery closures, its current cash and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing line of credit. In the event the Company does not generate sufficient working capital from operations, the Company will seek alternative equity and/or debt financing, the availability and terms of which cannot be assured.




Results of Operations
- ---------------------
	Document sales decreased 52% for the three month period and 28% for the six month ended March 31, 1996 as compared to the previous year periods. Comparing the six month period ended March 31, 1996 to that of 1995, retail sales decreased 40%. In this period, sales at the gallery locations decreased 27% and retail sales generated from the Company's headquarters location decreased 86%. Sales generated from auctions increased 47% during the current six month period which amounted to 29% of total sales compared to 14% of total sales in the six month period ended March 31, 1995. Cost of retail sales remained the same at 26% of net retail sales as did cost of auction sales at 29% of net auction sales for both six month periods ended March 31, 1996 and 1995.

      	Total operating expenses decreased 13% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. Total expenses decreased 9% for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995. However, due to the decrease in sales, operating expenses increased to 87% of net sales in the six month period of 1996 compared to 69% of net sales in 1995. Selling, general and administrative expense decreased 10% comparing the quarter periods and decreased 7% comparing the six month periods. Comparing the quarters, salaries and related payroll taxes and benefits decreased 4%, and for the six month period these expenses decreased 6% due to the closing of galleries and a reduction of staff at the headquarters operation. Also related to the closing of galleries, travel expenses decreased 69% comparing the quarters and 56% comparing the six month periods; utilities decreased 38% comparing the quarters and 18% comparing the six month periods; and freight expenses decreased 38% for the quarter periods and 41% for the six month periods. Depreciation expense decreased 33% for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995. Comparing the six month periods, depreciation expenses decreased 32%. The decrease can be attributed to a reduction of furnishings and equipment largely due to the closure of galleries. Advertising expenses decreased 28% in the current quarter as compared to the previous year quarter, however, the expenses increased by 2% comparing the six month periods due to expanded promotional campaigns the Company employed. Repair expenses decreased 22% comparing the two quarter periods and 26% comparing the two six month periods that was directly related to the gallery closures.

	Interest expense decreased 11% for the three month period and 13% for the six month period ended March 31, 1996 compared to the previous year periods. The decrease in interest expense can be attributed to the reduced interest rates and lower average outstanding loan balances in the current periods. Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operation. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $75,000 operating profit for the three month period ended March 31, 1996 as compared to approximately $40,000 operating profit for the three month period ended March 31, 1995. For the six month period, the operating profit amounted to $92,000 for 1996 compared to $77,000 for 1995. The increase is due to an increase in the square footage leased in addition to increased rents. Also included as an other expense in the current six month period is approximately $40,000 of inventory write down due to discovery of fraudulent signatures.



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





                                Gallery of History, Inc.
                            _______________________________
                                      (Registrant)







        May 14, 1996        /s  Todd M. Axelrod
Date _________________      ________________________________
                            Todd M. Axelrod
                            President and
                            Chairman of the Board
                            (Principal Executive Officer)





        May 14, 1996        /s  Rod Lynam
Date _________________      _______________________________
                            Rod Lynam
                            Treasurer and Director
                            (Principal Accounting Officer)