Form 10QSB
period 1996-06-30
GALLERY OF HISTORY INC
filed 1996-08-02
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                 For the quarterly period ended   June 30, 1996

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



The Registrant had 5,917,654 shares of Common Stock, par value $.001, outstanding as of August 1, 1996.


                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                     JUNE 30,     SEPTEMBER 30,
                                       1996           1995
                                   -----------    -------------
               ASSETS
Cash                              $   238,229     $   171,295
Prepaid expenses                       52,001          57,843
Accounts receivable                   152,659            --
Documents owned                     8,743,718       9,123,220
Land and building-net               1,495,788       1,530,278
Property and equipment-net            184,363         204,033
Other assets                          415,878         460,359
                                   __________      __________
TOTAL ASSETS                      $11,282,636     $11,547,028



            LIABILITIES
Accounts payable                  $    64,755     $    60,950
Notes payable                         361,810         321,553
Indebtedness to related parties        69,356         105,929
Mortgage notes payable              1,885,996       1,918,216
Deposits                               28,105         266,828
Accrued and other liabilities         101,899         129,129
                                   __________      __________
TOTAL LIABILITIES                 $ 2,511,921     $ 2,802,605


        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding,
  5,917,654 shares                      5,918           5,918
Additional paid-in-capital          9,392,363       9,392,363
Accumulated deficit                  (627,566)       (653,858)
                                   __________      __________
TOTAL STOCKHOLDERS' EQUITY        $ 8,770,715     $ 8,744,423
                                   ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $11,282,636     $11,547,028
                                   ==========      ==========

See the accompanying notes to consolidated financial statements.
______________________________________________________________________


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
______________________________________________________________________

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                 JUNE 30,                  JUNE 30,
                              1996        1995          1996        1995
                            --------    --------    ----------  ----------
REVENUES                 $ 813,773  $ 579,573   $1,723,177 $1,838,200

COST OF REVENUES           248,476    124,458      491,443    460,199
                          --------   --------    ---------  ---------
GROSS PROFIT               565,297    455,115    1,231,734  1,378,001
                          --------   --------    ---------  ---------
OPERATING EXPENSES:
 Selling, general and
  administrative           304,902    372,505      997,578  1,118,027
 Depreciation               29,374     44,205       97,245    143,457
 Advertising                 3,901      6,839       14,984     17,703
 Maintenance & repairs       6,625      8,125       20,504     26,782
 Loss on gallery closure      --         --          5,877       --
                          --------   --------    ---------  ---------
TOTAL OPERATING EXPENSES   344,802    431,674    1,136,188  1,305,969
                          --------   --------    ---------  ---------
OPERATING INCOME           220,495     23,441       95,546     72,032

OTHER INCOME (EXPENSE)
 Interest expense          (56,973)   (60,503)    (174,392)  (195,305)
 Other                      39,671     39,116      105,238    118,775
                          --------   --------    ---------  ---------
TOTAL OTHER INCOME
 (EXPENSE)                 (17,302)   (21,387)     (69,154)   (76,530)
                          --------   --------    ---------  ---------
INCOME (LOSS) BEFORE
  INCOME TAXES             203,193      2,054       26,392     (4,498)

(PROVISION) CREDIT FOR
 INCOME TAXES                 --       (1,370)        (100)    69,568
                          --------   --------    ---------   --------
NET INCOME               $ 203,193  $     684   $   26,292  $  65,070
                          ========   ========    =========   ========



EARNINGS PER SHARE:         $.03        $ --        $ --        $.01
                             ===         ===         ===         ===





See the accompanying notes to consolidated financial statements.

             GALLERY OF HISTORY, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
______________________________________________________________________
                                           NINE MONTHS ENDED JUNE 30,
                                               1996          1995
                                             ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                $  26,292     $  65,070
  Adjustments to reconcile net income
   to net cash provided from (used in)
   operating activities:
     Depreciation and amortization            142,407       178,574
     Loss on disposal of property               3,436          --
     (Increase) decrease in:
       Prepaid expenses                         5,842         3,290
       Accounts receivable                   (152,659)         --
       Documents owned                        379,502       281,084
       Other assets                            44,481        22,277
     (Decrease) increase in:
       Accounts payable                         3,805       (16,372)
       Customer deposits                     (238,723)     (126,276)
       Accrued and other liabilities          (27,230)       22,059
                                             --------      --------
Net cash provided by operating activities     187,153       429,706
                                             --------      --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment          (91,683)         (716)
                                             --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit            85,000       125,000
  Repayments of bank line of credit           (85,000)     (185,000)
  Proceeds from notes payable                 185,400          --
  Repayments of mortgage and notes payable   (213,936)     (338,418)
                                             --------      --------
  Net cash used in financing activities       (28,536)     (398,418)
                                             --------      --------
NET INCREASE IN CASH                           66,934        30,572
CASH, BEGINNING OF PERIOD                     171,295        33,961
                                             --------      --------
CASH, END OF PERIOD                         $ 238,229     $  64,533
                                             ========      ========



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the nine month period ended June 30, 1995:
 (1) Stock options were exercised in part for the retirement of a note payable in the amount of $18,750 to a related party.




See the accompanying notes to consolidated financial statements.

                 GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Nine Month Period Ended June 30, 1996 and 1995
    _______________________________________________________________


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


     3)  Earnings (Loss) per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. The average number of shares of outstanding common stock for both three months ended June 30, 1996 and 1995 was 5,917,654. The average number of shares of outstanding common stock for each of the nine months ended June 30, 1996 and 1995 was 5,917,654 and 5,917,297, respectively.

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

	Net cash provided by operating activities exceeded net cash used for operating activities for the nine month period ended June 30, 1996. An increase in accounts receivable resulted from auction sales that occurred in the second and third quarters of 1996. Deposits from customers decreased during the nine month period ended June 30, 1996 due to the elimination of deposits received and held for future auction sales. The Company realized a decrease in its document inventory resulting from an increase in sales in the current quarter and a reduction in purchasing of document inventory. The Company supplemented its working capital with a $150,000 term loan obtained from its bank maturing March 1999 at an interest rate of 1.5% over the prime rate.

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

	The Company believes its current cash and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing line of credit. In the event the Company does not generate sufficient working capital from operations, the Company will seek alternative equity and/or debt financing, the availability and terms of which cannot be assured.



Results of Operations

	Document sales increased 40% for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995. Comparing the two nine month periods, sales decreased in the current year by 6%. In the current nine month period, sales generated from auctions increased 337% compared to the nine month period ended June 30, 1995. Auction sales comprised 45% of total document sales in the nine month period ended June 30, 1996 compared to approximately 10% during the nine months ended June 30, 1995. The increase illustrates the Company's shift in marketing strategy to auction and wholesale sales in addition to its retail sales. Retail sales decreased 43% in the current nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995. Retail sales originating from a gallery that was discontinued in the current year amounted to 7% of total sales in the nine month period ended June 30, 1996 compared to that gallery generating 15% of total sales in 1995. Cost of goods sold for auction sales increased to 31% of auction sales for the nine month period ended June 30, 1996 as compared to 29% in 1995. This increase is directly related to the increased quantity of material sold at wholesale pricing. Cost of retail sales remained approximately the same at 26% of net retail sales for the nine month period ended June 30, 1996 as compared to 25% of net retail sales for the nine month period ended June 30, 1995.

	Total operating expenses decreased 20% for the quarter ended June 30, 1996 which was 42% of net sales as compared to the quarter ended June 30, 1995 which amounted to 74% of net sales. Total operating expenses decreased 13% for the nine month period ended June 30, 1996 or 66% of net sales as compared to the nine month period ended June 30, 1995 which was 71% of net sales. Selling, general and administrative expense decreased 18% comparing the quarter periods, from 64% of net sales in 1995 to 37% of net sales in 1996. The expenses decreased 11% comparing the nine month periods, from 61% of net sales in 1995 to 58% of net sales in 1996. Comparing the quarters, salaries and related payroll taxes and benefits decreased 17%, and for the nine month period these expenses decreased 9% due to the closing of galleries and a reduction of staff at the headquarters operation. Also related to the closing of galleries, rent expenses decreased 30% comparing the quarters and 23% comparing the nine month periods; utilities decreased 42% comparing the quarters and 26% comparing the nine month periods; and freight expenses decreased 31% for the quarter periods and 47% for the nine month periods. Depreciation expense decreased 34% for the three month period ended June 30, 1996 to 4% of net sales compared to the three month period ended June 30, 1995 which was at 8% of net sales. Comparing the nine month periods, depreciation expenses decreased 32%, from 6% of net sales for 1995 to 8% of net sales for 1996. The decrease can be attributed to a reduction of furnishings and equipment largely due to the closure of galleries. Advertising expenses decreased 43% in the current quarter as compared to the previous year quarter, and advertising decreased by 15% comparing the nine month periods. Repair expenses decreased 18% comparing the two quarter periods and 23% comparing the two nine month periods which decrease was directly related to the gallery closures.

	Interest expense decreased 6% for the three month period and 11% for the nine month period ended June 30, 1996 compared to the previous year periods. The decrease in interest expense can be attributed to the reduced interest rates and lower average outstanding loan balances in the current periods. Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operation. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $53,000 operating profit for the three month period ended June 30, 1996 as compared to approximately $38,000 operating profit for the three month period ended June 30, 1995. For the nine month period, the operating profit amounted to $145,000 for 1996 compared to $115,000 for 1995. The increase is due to an increase in the square footage leased in addition to increased rents. The Company has conducted a substantiative review of its inventory and has taken a $44,000 write down in its inventory value in the current nine month period recorded as other expense due to its discovery of non-authentic material.










                         Part II - Other Information


Item 1-3.	None.



Item 4.	Submission of Matters to a Vote of Security Holders.

	On June 24, 1996, the Company held its annual meeting of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Arthur Andersen LLP, as the Company's independent auditors for the fiscal year ending September 30, 1996.

	At the Meeting the following Directors were elected by a vote of 5,892,868 for and 1,452 withholding authority:
Todd M. Axelrod, Rod Lynam, Marc DuCharme, H. Stan Johnson and Pamela Axelrod. Voting for the appointment of Arthur Andersen LLP, as the Company's independent auditors, 5,893,901 shares were in favor and 350 shares against.



Item 5.	None.



Item 6.	Exhibits and Reports on Form 8-K.

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







                                Gallery of History, Inc.
                            _______________________________
                                      (Registrant)




      August 1, 1996        /s  Todd M. Axelrod
Date _________________      ________________________________
                            Todd M. Axelrod
                            President and
                            Chairman of the Board
                            (Principal Executive Officer)







      August 1, 1996        /s  Rod Lynam
Date _________________      _______________________________
                            Rod Lynam
                            Treasurer and Director
                            (Principal Accounting Officer)