Form 10KSB40
period 1996-09-30
GALLERY OF HISTORY INC
filed 1996-12-17
CIK 763730

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

      [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the fiscal year ended  September 30, 1996

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.       [X]

Issuer's revenues for the most recent fiscal year:  $2,116,725.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,194,417 shares) as of November 8, 1996 was approximately $3,657,900 based upon $3.0625, the price at which the stock was spld on such date.

The Registrant had 3,257,934 shares of Common Stock outstanding as of November 8, 1996.

Documents Incorporated by Reference:  None

                                     PART I

Item 1.	Description of Business
        -----------------------

        Business Development
        --------------------

        The Gallery of History, Inc. (hereinafter the "Registrant" or the "Company") was incorporated in the State of Nevada on November 10, 1981.

        The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by deceased persons, but a significant number were written or executed by living persons, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 150,000 different documents. Retail sales of documents are made from two galleries at the following locations: The Fashion Show Mall, in Las Vegas, Nevada since February 1982; and Georgetown Park in Washington, D.C. since October 1989. Documents are also sold through auctions and its headquarters location to other dealers and collectors.

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

        The Company sells in its galleries a book entitled "The Handbook of Historical Documents - A Guide to Owning History" authored by Todd M. Axelrod.

        In October 1996, the Company formed a wholly owned subsidiary named Gallery of History Auctions, Inc., whose goal is to become the premiere live in-person auction house dedicated exclusively to original historical documents, autographs and manuscript material focusing on deceased personages of historical significance. The Company anticipates that the first of its new bi-monthly auctions will occur January 15, 1997. The Company also formed a new division, called Gallery of History Direct, dedicated to the issuance of bi-monthly catalogues employing a mail, phone, fax auction format featuring original historical documents. The Company distributed its first catalogue in November 1996 for a December 1996 mail, phone, fax auction.

Inventory of Documents Owned
----------------------------
        The Company purchases documents principally at auctions and from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. The inventory of documents now owned by the Company is comprised of approximately 150,000 items. The Company's inventory consists of documents written or signed approximately as follows: 28% by sports figures, 23% by prominent entertainers, 9% by prominent figures in aviation, medicine, business, science, exploration, or Nobel Prize winners, 10% by military figures, 8% by presidents and other significant American political figures, 6% by authors and other literary figures, 6% by musicians, 8% by religious, legal, foreign political and miscellaneous personalities and the remaining 2% by artists.

        In order to catalogue its diverse inventory, the Company has an IBM AS/400 Model E45 computer system. Only a small segment of the Company's inventory is physically located in each of its sales facilities at any time. The computer system allows the Company's sales staff to identify inventory held in the Company's central repository and in other galleries, obtain brief descriptions of documents and even obtain copies to exhibit to customers.
This enables the Company's staff to offer its broad inventory to customers who express interest in documents of personalities which the Company owns but may not be present in any given gallery at the time of sale. The Company is currently working on a personal computer client server system to replace the AS/400. The Company anticipates conversion to the new system shortly with the same or greater functionality and cost savings.

        In October 1996, the Company repurchased 2,659,720 shares, or approximately 45%, of its outstanding common stock, for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The value of the inventory was negotiated by the parties based on an independent expert's appraisal (see note 10 to consolidated financial statements).



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

        The Company's other primary marketing strategy is to implement its direct sales approach via auctions and a catalog program. Originating from its Corporate Headquarters, the Company will develop a wholesale sales program directed at autograph dealers, auction houses, major customers and corporations. Its catalog program will distribute six different catalogs per year to its own retail customers, collectors and dealers of historical documents and a pre-qualified test market. In addition, it is anticipated by the Company to conduct at least six auctions of its own per year.

        For the year ended September 30, 1996, the Company sold 1,638 documents with an average single document sales price of approximately $1,280. During the fiscal year, the Company has also sold 394 copies of Mr. Axelrod's book for approximately $50 per copy. During the fiscal year ended September 30, 1995, the Company generated sales of $256,600, which were attributable to customers whose purchases accounted for at least 10% of total document sales. There was no individual customer whose purchases totaled over 10% of sales for the year ended September 30, 1996. None of these major customers have any direct relationship with the Company. During the year ended September 30, 1996, the Company generated sales of $943,008 or 45% of total sales through auctions houses compared to $178,522 or 8% of total sales for the fiscal year ended September 30, 1995.



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

        The manner in which the Company frames documents and prepares them for sale in its galleries is believed to be an important element in persuading clientele of the desirability of documents as collectibles, and their comparability to a work of art that can be displayed in homes and offices. The Company anticipates that its framing department will be able to fulfill the framing needs of its existing retail galleries and that it can be readily expanded within the headquarters building to satisfy any additional demand created by increased sales within the foreseeable future.



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

        Recently, many autograph dealers are closing their retail operations and are electing to form cooperatives with other dealers and auction their inventory. In addition, many of the upscale malls are remerchandising for middle-market masses as the consumer looks for warehouse shopping. Thus, the Company is moving towards marketing through catalogs and auctions.

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



Employees
---------
        As of November 5, 1996, the Company had eleven full-time and one part-time employees, in addition to its five executive officers.

Item 2.	Properties
        ----------

        The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The outstanding mortgage on the building in the amount of $1,874,765 bears interest of 9% with a 59 month amortization of principal with the unpaid balance due July 1998 (see note 5 of the financial statements). The building contains approximately 33,187 square feet of space of which the Company currently occupies 15,580 square feet and leases or is offering to lease the remaining space to others. As of November 5, 1996, all of the remaining space was being leased to eleven tenants for an aggregate monthly rental of $23,595 under leases expiring at varying times from December 31, 1996 through June 30, 2011. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance.

	The following table sets forth information regarding the Company's galleries:

                                Date     Approx.Square       Lease
Location                       Opened       Footage      Expiration Date
--------                       ------    -------------   ---------------
The Fashion Show Mall,        2/18/82      960 sq.ft.        2/28/97
Las Vegas, Nevada

Georgetown Park              10/ 1/89      739 sq.ft.        9/30/99
Washington, D.C.

	The Company owns an IBM AS/400 Model E45, a netserver LS2 and fourteen micro-computers which it uses to catalog and develop cost and other statistical information relating to the Company's inventory, develop framing and graphic presentations, and handle the Company's internal accounting functions. The Company also owns leasehold improvements, fixtures and furniture in its galleries.



Item 3.	Legal Proceedings
        -----------------
        The Company is not a party to any material litigation and none is known to be contemplated against the Company.




Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1996.

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

                                             High         Low
                                             Bid          Bid
                                            -----        -----
Fiscal 1995

October 1, 1994 - December 31, 1994         4            3-1/2
January 1, 1995 - March 31, 1995            3-1/4        3
April 1, 1995 - June 30, 1995               3-1/8        3-1/8
July 1, 1995 - September 30, 1995           3-1/8        3

Fiscal 1996

October 1, 1995 - December 31, 1995         3            2-1/2
January 1, 1996 - March 31, 1996            2-25/32      1-3/4
April 1, 1996 - June 30, 1996               2-1/8        1
July 1, 1996 - September 30, 1996           1-3/4        1-1/2


        (b) As of November 5, 1996 there were approximately 150 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities
Exchange Act of 1934. The Company's transfer agent reported 303 beneficial owners of the Company's common stock.

        (c) Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its business.



Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations
          ---------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------
	The Company has in the past acquired documents in excess of current needs to accommodate future growth and appreciation.  Because of this, the
Company believes it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle.  Therefore, the

Company presents in its financial statements an unclassified balance sheet.
Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable. Short-term liabilities (including the current portion of long-term debt) exceeded the aggregate of cash, accounts receivable and prepaid expenses (approximately $267,000 at September 30, 1996) by approximately $88,000. This compares to approximately $494,000 of short-term liabilities in excess of cash accounts receivable and prepaid expenses as of September 30, 1995.

	The Company has historically used cash generated from bank and mortgage loan financing and public and private issuances of Common Stock to augment cash generated from operations to fund outlays for documents, to purchase property and equipment and to provide additional cash required for the Company's operations. The Company has a bank line of credit in the amount of $100,000 through July 1997. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 1996, there were no funds drawn against this line of credit.
The Company cannot predict the extent to which similar sources will be available to fund future document purchases. Accordingly, there is no assurance that the Company's historical means of fulfilling its cash needs, or that other means, will be available in the foreseeable future. To the extent necessary to maintain adequate levels of working capital the Company has curtailed document purchases as well as reduced its cost of operations as a result of gallery closures and a reduction of personal.

	The Company closed its Dallas, Texas gallery at the end of December
1995, when its lease expired. Management believed a renegotiated lease with potentially greater costs would not be justified based on the trend of the gallery over the past three to five years. Therefore, the Company decided not to renew the lease.

	The Company's plan of operation is to shift more away from the gallery generated sales approach. With its large document inventory, the Company becomes attractive to wholesale customers and to upscale seasoned collectors and other dealers which business the Company will conduct from its headquarters location. The Company has consigned documents for sale through auctions. The
Company also intends to conduct its own auctions in the coming fiscal year. In addition, the Company is continuing to develop a catalog operation to attract wholesale as well as retail customers which will also be operated from the headquarters location.

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

	Net cash provided by operating activities exceeded net cash used for operating activities for the fiscal year ended September 30, 1996. Primarily, this was due to the Company's curtailment of purchases of document inventory.
An increase in accounts receivable resulted from auction sales. Deposits from customers decreased during the current period due to the elimination of deposits received and held for future auction sales in the previous fiscal period. The cash generated from operations was primarily used to reduce the Company's notes payable; paying off its bank line of credit and reducing other outstanding notes by $415,682. During the current fiscal year, the Company supplemented its working capital with a $150,000 term loan obtained from its bank which has been paid in full during the fiscal year.

	Perpetual inventory records kept by the Company contain inventory descriptions and the purchase costs of such inventory. Although each inventory item is unique, the majority of the Company's inventory consists of major similar categories of documents. With respect to the similar categories of documents, current retail sales information provides the Company with ratios of its sales to cost of sales; the Company uses such information to assist it in substantiating that its inventory value does not exceed market value. The records for inventory categories are also periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar documents at reduced prices and to determine if a reduction in the inventory carrying value is needed. As of October 30, 1996, 73% of the value of the Company's inventory, as carried on its balance sheet, was attributable to approximately 99% of the Company's documents held in inventory which have a recorded cost of less than $500 per document. The remaining 1% (or 27% of the Company's inventory value) had a recorded cost of greater than $500 per individual item. These higher priced documents are individually reviewed by management for a potential decline in their auction or interdealer market value of such documents below their recorded costs. Management performs this review by monitoring current auctions and wholesale catalog pricing and then comparing such pricing with similar documents in its inventory. The Company's review of its inventory of documents has not shown any significant decline in market value below cost on an individual level or by major category. Retail sales by the Company have, to date, been in excess of carrying costs of the documents sold. No independent expert has been employed to evaluate the Company's inventory.

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
















Results of Operations
---------------------
Fiscal 1996 Compared to Fiscal 1995
-----------------------------------

	Document sales decreased 5% comparing fiscal 1996 to 1995.   Gallery
retail sales decreased 22% comparing the periods; the closed Dallas gallery accounted for 63% of this decrease.  Sales made through the Company's headquarters operation increased 23%.  The increase illustrates the Company's shift in marketing strategy to wholesale and auction sales in addition to its retail sales.  Auction sales amounted to 45% of total sales for fiscal 1996 as compared to 8% of total sales for fiscal 1995.

        Total cost of sales increased to 28% of net sales for fiscal 1996 from 25% of net sales for 1995. This increase is due to the increase in auction sales. Cost of goods sold for auction sales was 31% of auction sales for the fiscal year ended September 30, 1996 as compared to 29% in 1995. This increase is directly related to the increased quantity of material sold at wholesale pricing. Cost of retail sales decreased to 24% of net retail sales for the fiscal year 1996 as compared to 26% of net retail sales for fiscal 1995. The resulting gross profit decreased to 72% of net sales for fiscal 1996 as compared to a gross profit of 75% of net sales for fiscal 1995.

	Total operating expenses decreased 12% comparing fiscal 1996 to fiscal
1995 to 70% of net sales for fiscal 1996 as compared to 76% of net sales for fiscal 1995. Approximately 60% of this decrease was attributed to the closure of the Dallas gallery. Selling, general and administrative expenses decreased
10% to 62% of net sales for fiscal 1996 from 65% of net sales for fiscal 1995.
This decrease is a direct result of the Company's efforts to reduce its cost of operations as a result of gallery closures and a reduction of personnel. The following decreases in selling, general and administrative expenses were realized comparing fiscal 1996 to fiscal 1995: Payroll and related taxes decreased 7%, rent expense decreased 25%, property taxes decreased 16%, telephone and utilities decreased 28% and freight expense decreased 32%.
Depreciation expense decreased 33% to 6% of net sales for the fiscal year 1996 as compared to 8% of net sales for 1995. The decrease can be attributed to the gallery closure. Advertising expenses decreased 18% comparing the two fiscal years due to promotional campaigns the Company employed during the previous fiscal year. Maintenance and repair expenses decreased 21% comparing the two fiscal years which was directly related to the gallery closure and a reduction in headquarters equipment.

	Interest expense decreased 11% to 10% of net sales for fiscal 1996 as compared to 11% of net sales for fiscal 1995. The decrease in interest expense can be attributed to the lower average outstanding loan balances and interest rates in the current year.

        Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate square footage occupied by the Company's headquarters operation to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $195,000 operating profit for fiscal 1996 as compared to approximately $160,000 operating profit for fiscal 1995. The increase is due to an increase in the square footage leased and increased rents.




Item 7.	Financial Statements.
        ---------------------



TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
		Independent Auditors' Report . . . . . . . . . . .   14

		Consolidated Balance Sheets - September 30,
		     1996 and 1995 . . . . . . . . . . . . . . . .   15

		Consolidated Statements of Operations for the
		     Years ended September 30, 1996 and 1995. .  .   16

		Consolidated Statements of Changes in Stock-
		     holders' Equity for the Years Ended
		     September 30, 1996 and 1995 . . . . . . . . .   17

		Consolidated Statements of Cash Flows for the
		     Years ended September 30, 1996 and 1995 . . .   18

		Notes to Consolidated Financial Statements . . . .   20



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and Stockholders of Gallery of History, Inc.:


We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.







                                        /s/ ARTHUR ANDERSEN LLP
                                        ------------------------
                                        ARTHUR ANDERSEN LLP











Las Vegas, Nevada
November 1, 1996


                  GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

                         CONSOLIDATED  BALANCE  SHEETS
                          SEPTEMBER 30, 1996 AND 1995
________________________________________________________________

                                Notes        1996         1995
                               -------       ----         ----
         ASSETS
Cash                                   $   115,800  $   171,295
Accounts receivable                         98,301        7,636
Prepaid expenses                            53,198       57,843
Documents owned                1,5,10    8,677,725    9,123,220
Land and building-net          1,2,5,8   1,484,292    1,530,278
Property and equipment-net      1,2,5      194,232      204,033
Other assets                      3        403,786      452,723
                                        ----------   ----------
TOTAL ASSETS                           $11,027,334  $11,547,028
                                        ==========   ==========



       LIABILITIES
Accounts payable                       $    84,117  $    60,950
Notes payable                     5        196,889      321,553
Indebtedness to related parties  4,5        42,615      105,929
Mortgage notes payable            5      1,874,765    1,918,216
Deposits                                    30,073      266,828
Accrued and other liabilities               90,703      129,129
                                        ----------   ----------
TOTAL LIABILITIES                        2,319,162    2,802,605
                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES     8



   STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  issued and outstanding,
  5,917,654 shares              6,10         5,918        5,918
Additional paid-in-capital               9,392,363    9,392,363
Accumulated deficit                       (690,109)    (653,858)
                                        ----------   ----------
TOTAL STOCKHOLDERS' EQUITY               8,708,172    8,744,423
                                        ----------   ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $11,027,334  $11,547,028
                                        ==========   ==========



See the accompanying notes to consolidated financial statements.

                  GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
    ________________________________________________________________
                                       Notes      1996           1995
                                      -------     ----           ----
REVENUES                                 1     $2,116,725     $2,233,194

COST OF REVENUES                                  600,391        557,332
                                                ---------      ---------
GROSS PROFIT                                    1,516,334      1,675,862
                                                ---------      ---------

OPERATING EXPENSES:
Selling, general and administrative             1,309,785      1,454,028
Depreciation                            1,2       124,619        185,168
Advertising                                        16,711         20,269
Maintenance and repairs                   1        26,719         33,933
Loss on gallery closures                            5,877           --
                                                ---------      ---------
TOTAL OPERATING EXPENSES                        1,483,711      1,693,398
                                                ---------      ---------
OPERATING PROFIT (LOSS)                            32,623        (17,536)
                                                ---------      ---------

OTHER INCOME (EXPENSE):
Interest expense                                 (225,221)      (254,466)
Other, net                               8        156,447        161,394
                                                ---------      ---------
TOTAL OTHER INCOME (EXPENSE)                      (68,774)       (93,072)
                                                ---------      ---------

LOSS BEFORE INCOME TAXES                          (36,151)      (110,608)


PROVISION (BENEFIT) FOR INCOME TAXES    1,7           100        (69,568)
                                                ---------      ---------


NET LOSS                                       $  (36,251)    $  (41,040)
                                                =========      =========


LOSS PER SHARE                           9          $(.01)         $(.01)
                                                     ====           ====





See the accompanying notes to consolidated financial statements.


                  GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
       _________________________________________________________________
                                            Additional   Retained
                           Common Stock      Paid-in     Earnings
                        Shares  Par Value    Capital     (Deficit)    Total
                        ------  ---------    -------     ---------    -----                                  -----
BALANCE AT
  SEPTEMBER 30, 1994   5,910,154  $5,910   $9,373,621   $(612,818)  $8,766,713


Options exercised          7,500       8       18,742        --         18,750
Net Loss                    --       --          --       (41,040)     (41,040)
                       ---------   -----    ---------    --------    ---------

BALANCE AT
  SEPTEMBER 30, 1995   5,917,654   5,918    9,392,363    (653,858)   8,744,423


Net Loss                    --       --          --       (36,251)     (36,251)
                       ---------   -----    ---------    --------    ---------

BALANCE AT
  SEPTEMBER 30, 1996   5,917,654  $5,918   $9,392,363   $(690,109)  $8,708,172
                       =========   =====    =========    ========    =========























See the accompanying notes to consolidated financial statements.



                  GALLERY  OF  HISTORY, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
       ________________________________________________________________
                                            1996         1995
                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                $ (36,251)    $ (41,040)
Adjustments to reconcile net loss to
  net cash provided by (used for)
  operating activities:
  Depreciation and amortization           184,942       231,991
  (Gain) on disposal of property           (4,064)         --
  (Increase) decrease in:
    Prepaid expenses                        4,645         8,469
    Accounts receivable                   (90,665)       (7,636)
    Documents owned (a)                   449,192       325,820
    Other assets                           49,258        58,626
  Increase (decrease) in:
    Accounts payable                       23,167       (32,240)
    Deposits                             (231,266)      110,655
    Accrued and other liabilities         (47,808)      (27,833)
                                         --------      --------
Net cash provided by operating
  activities                              301,150       626,812
                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment       (130,463)       (3,750)
Proceeds from sale of property and
  equipment                                 7,500          --
Purchase of documents (a)                    --            --
                                         --------      --------
Net cash used for investing activities   (122,963)       (3,750)
                                         --------      --------




(a)	Historically, the Company has normally acquired documents in excess of current needs when purchasing opportunities are favorable to accommodate future growth and appreciation.  Purchases of $68,190 and
        $43,950 in fiscal 1996 and 1995 included in the net decrease in inventory of documents and frames owned ($449,192 in fiscal 1996 and
        $325,820 in fiscal 1995) are shown as an operating activity above, without an allocation to investing activities, because it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle.


                                                                   (Continued)





                  GALLERY  OF  HISTORY, INC. and SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995
      ________________________________________________________________

                                           1996          1995
                                           ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank lines of credit      $  85,000     $ 125,000
Repayments of bank lines of credit        (85,000)     (185,000)
Proceeds from notes payable
  and mortgage notes payable              182,000          --
Repayments of notes payable
  and mortgage notes payable             (415,682)     (425,728)
                                         --------      --------
Net cash used for financing activities   (233,682)     (485,728)
                                         --------      --------

NET INCREASE (DECREASE) IN CASH           (55,495)      137,334
CASH, BEGINNING OF YEAR                   171,295        33,961
                                         --------      --------
CASH, END OF YEAR                       $ 115,800     $ 171,295
                                         ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the year for interest  $ 225,223     $ 253,300
                                         ========      ========
Cash received during the year for
  income taxes                          $    --       $ (69,568)
                                         ========      ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended September 30, 1996:
(1)	Debt of $3,400 was incurred for the purchase of equipment.
(2)	Frames and documents were purchased with a cost of $3,700 in part for the retirement of a note payable and interest in the amount of $5,038 to a related party.
(3)	Software was purchased at a value of $1,070 in exchange for documents with a cost of $318.

For the year ended September 30, 1995:
(1)	Stock options were exercised in part for the retirement of a note payable in the amount of $18,750 to a related party.
(2)	A document was purchased in part for the retirement of a note payable in the amount of $748 to a related party.




See the accompanying notes to consolidated financial statements.


                  GALLERY OF HISTORY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       ______________________________________________________________

1.	SIGNIFICANT ACCOUNTING POLICIES

        Business Activity - Gallery of History, Inc. and subsidiaries (the "Company"), a Nevada corporation, acquires documents of historical or social significance and markets these documents to the general public.

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


        Management's Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

        Maintenance, repairs and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in other income.

        Revenue - Revenue is recognized when documents are paid for in full and delivered to the customer or placed for framing, or paid for in full and held at the customer's request.


        Major Customers - Document sales attributable to major customers (i.e., individual customers whose purchases account for 10% or more of total document sales) aggregated $256,600 for the year ended September 30, 1995. There was no individual customer whose purchases totaled over 10% of sales for the year ended September 30, 1996. None of the customers have any direct relationship with the Company.


        Income Taxes - Income taxes, where applicable, are provided at statutory rates. Deferred income taxes are recognized for income and expense items which are reported for tax purposes in different years than for financial accounting purposes.


        Reclassifications - Certain amounts in the 1995 consolidated financial statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income.



2.      PROPERTY AND EQUIPMENT

        Property and equipment and land and building at September 30, 1996 and 1995 consist of the following:

                               Estimated
                                Service
                                 Lives        1996         1995
                                 -----        ----         ----
Land                                      $  580,000   $  580,000
Building                       30 years    1,385,377    1,385,377
                                           ---------    ---------
Total cost                                 1,965,377    1,965,377
Less accumulated depreciation                481,085      435,099
                                           ---------    ---------
Land and building - net                   $1,484,292   $1,530,278
                                           =========    =========

Equipment and furniture         5 years   $1,539,940   $1,528,685
Leasehold improvements        5-15 years     461,300      544,396
                                           ---------    ---------
Total cost                                 2,001,240    2,073,081
Less accumulated depreciation
  and amortization                         1,807,008    1,869,048
                                           ---------    ---------
Property and equipment - net              $  194,232   $  204,033
                                           =========    =========

3.	OTHER ASSETS

        Other assets at September 30, 1996 and 1995 consist of the following:

                                              1996         1995
                                              ----         ----
        Book inventory and books in
        process, net of amortization       $ 247,706    $ 287,834
        Framing raw materials inventory      151,999      161,053
        Other                                  4,081        3,836
                                            --------     --------
        Total                              $ 403,786    $ 452,723

4.	RELATED PARTIES

        The Company sells and distributes for promotional purposes a book authored by Todd M. Axelrod, the Company's President and Chairman of the Board. Books with a cost of $7,728 and $13,476 in 1996 and 1995, respectively, were distributed or sold resulting in revenue of $18,467 and $27,745 in the respective years.

        Beginning in fiscal 1994, the Company began to amortize the cost of its book inventory over eight years. This resulted in amortization costs of $32,400 for both the years ended September 30, 1996 and 1995. Books purchased for future sale or distribution totaled $357,500 during the year ended September 30, 1992. The Company issued a note in the amount of $283,720 to Nanna Corp., a company owned 100% by Todd Axelrod and his wife, Pamela, to finance a portion of the purchase price of these books. Such note bore interest at the prime interest rate. The note was paid in full during fiscal 1995.

        During the fiscal year ended September 30, 1996 the Company borrowed $35,400 from Nanna Corp. The loan bore interest at the prime rate plus 2%. The loan was repaid in full during fiscal 1996. The Company borrowed $10,000 and $30,000 in 1994 and 1993, respectively, from Ruth Canvasser, Mr. Axelrod's mother. The loans bore interest at 8.5%. The balance of the loan was paid in full during fiscal 1995. In October 1993, the Company borrowed $20,000 from Beth Ring, Mr. Axelrod's sister -in-law, which bore interest at 8.5% and was paid in full during fiscal 1995. In May 1994 the Company borrowed $110,000 from Pamela Axelrod, a Vice President of the Company. During fiscal 1995, Mrs. Axelrod exercised 7,500 employee stock options at $2.50 a share reducing this loan balance by $18,750. Mrs. Axelrod purchased a document from the Company during fiscal 1995 reducing the loan balance by $748. Mrs. Axelrod purchased additional documents during fiscal 1996 reducing the loan balance by $1,146. The current balance of this loan is $42,615 at September 30, 1996. The loan has no repayment schedule but accrues interest at the prime rate plus 2%. Interest expense on related party notes was $8,521 during fiscal year 1996. The proceeds for such loans have been utilized by the Company for working capital purposes. Mrs. Axelrod purchased additional documents from the Company in September 1995, totaling $36,500. This purchase was paid for by reducing the outstanding bonus due her, consisting of $25,000 from fiscal 1994 and $11,500 out of the total bonus of $25,000 accrued for fiscal 1995. Sales of documents to related parties are not at less than cost.

5.	BANK LINES OF CREDIT, NOTES PAYABLE, MORTGAGE NOTES PAYABLE AND
        INDEBTEDNESS TO RELATED PARTIES
        ----------------------------------------------------------------------

        Debt consists of the following at September 30:

                                                       1996        1995
                                                       ----        ----
        Mortgage note at 9% with 59 month
         amortization of principal and the unpaid
         balance due July 15, 1998, collateralized
         by building.                              $1,874,765   $1,918,216

	Equipment notes payable at 10.12%
         with monthly amortization of principal
         through March 1997, collateralized by
         related equipment.                            22,392       67,056

        Term note payable at prime plus 1.5% with
         59 monthly payments of principal with the
         unpaid balance due July 15, 1998,
         collateralized by all present and hereafter
         acquired documents, equipment, furniture,
         fixtures and furnishings.                    174,497      254,497

        Related party term note payable at prime
         plus 2%, with monthly payments of $6,000.       --         35,427

        Related party note payable at prime plus 2%.   42,615       70,502
                                                    ---------    ---------
        Total                                      $2,114,269   $2,345,698
                                                    =========    =========

        Maturities of notes and mortgage notes payable are as follows for fiscal years ending September 30:

                1997                               $  192,538
                1998                                1,921,731
                                                    ---------
                Total                              $2,114,269
                                                    =========

        The Company has a line of credit from a bank in the amount of $100,000 available through, and due on July 15, 1997. As of September 30, 1996, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%. The prime rate was 8.25% at September 30, 1996.

        The estimated fair value of the Company's debt at September 30, 1996 and 1995, respectively, was approximately $2,114,000 and $2,346,000, which approximates its book value. The estimated fair value amounts were based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.

6.	COMMON STOCK AND STOCK OPTIONS

        The Company has reserved 1,100,650 shares of common stock for warrants and options. Warrants were issued for 100,000 shares of common stock in December 1990 and reissued in November 1991 expiring in November 1997. The following table summarizes the common stock options granted, exercised and canceled or expired during the two years in the period ended September 30, 1996:

                                  Number       Exercise         Expiration
                                 of Shares      Prices            Dates
                                 ---------  --------------    --------------
        Outstanding, 9/30/94      410,400   $2.47 to $4.50     1994 to 1998
        Issued                     64,000        $3.50             1998
        Canceled or expired      (100,000)       $4.50             1994
                                 --------
        Outstanding, 9/30/95      374,400   $2.47 to $4.50         1998
        Canceled or expired          --
                                 --------
        Outstanding, 9/30/96      374,400   $2.47 to $4.50         1998
                                 ========

        Employee incentive options were issued for 329,388 shares prior to October 1, 1991. No employee incentive options were issued in fiscal 1996 and none remain outstanding as of September 30, 1996. During the three year period ended September 30, 1996, 7,500 options were exercised in fiscal 1995.

        In October 1994, the Company issued 7,500 shares of unregistered common stock upon the exercise of options at $2.50 per share.



7.	INCOME TAXES

        The benefit for income taxes for the years ended September 30, 1996 and 1995 are as follows:

                                        1996         1995
                                        ----         ----                                        ----          ----
        Current
          Federal                   $    --       $(69,668)
          State                          100           100
        Deferred                         --           --
                                     -------       -------
        Total                       $    100      $(69,568)
                                     =======       =======

        The fiscal 1995 federal income tax benefit represents a refund for the carryback of an alternative minimum tax credit not previously recognized.

        Components of deferred tax assets (liabilities) for the years ended September 30, 1996 and 1995 are as follows:

                                             1996         1995
                                             ----         ----
        Depreciation                      $(176,358)    $(167,887)
        Other                                   (98)          (98)
                                           --------      --------
          Gross deferred tax liabilities   (176,456)     (167,985)
                                           --------      --------
        Net operating loss carryforward     219,683       253,416
        Other                                52,075        35,622
                                           --------      --------
        Gross deferred tax assets           271,758       289,038
                                           --------      --------
        Net deferred tax assets              95,302       121,053
          Less valuation allowance          (95,302)     (121,053)
                                           --------      --------
        Net deferred tax assets
          (liabilities)                   $    --       $    --
                                           ========      ========

        The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rates to the loss before income taxes and cumulative effect of a change in accounting principle as a result of the following differences:

                                             1996         1995
                                             ----         ----
        Statutory U.S. tax rate (35%)     $ (12,688)    $ (38,712)
        Increase (decrease) from rate:
          State taxes                           100           100
          Limitation on utilization
            of tax benefits                  12,688        38,712
          Alternative minimum tax
            credit refund                      --         (69,668)
                                           --------      --------
        Effective tax rate (0.3%, 62.9%)  $     100     $ (69,568)
                                           ========      ========

        As of September 30, 1996, the Company had the following income tax loss carryforwards available for income tax purposes:

                                           Expiration     Amounts
                                             Dates
                                           ----------     -------
        Federal regular tax operating
          loss carryforwards              2009 to 2011   $627,667

8.	COMMITMENTS AND CONTINGENCIES

        The Company has entered into non-cancellable operating lease agreements which call for certain minimum lease payments plus contingent lease payments based on annual sales above specified amounts and allocation of common area management charges. The following is a schedule of the future minimum lease payments for the non-cancellable operating leases at September 30, 1996:

                1997                                     $  55,645
                1998                                        40,645
                1999                                        40,645
                                                           -------
		Total					 $ 136,935
                                                           =======

        The leases covering sales outlets in Las Vegas, Nevada and Georgetown, Washington D.C. expire in fiscal 1997 and 1999, respectively, and contain no specific renewal terms. Rental expense, consisting of minimum rentals and common area management charges, for the periods ended September 30, 1996 and 1995 was $125,204 and $167,282, respectively.

        The Company leases office space in its headquarters building to tenants under non-cancellable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods range from one to twenty years with various renewal options. Rental income for the periods ended September 30, 1996 and 1995 was $269,559 and $234,975, respectively. Included in Selling, General and Administrative Expenses is 50% of the building's operating costs representing area occupied by the Company's headquarters operation. Included in Other Income (Expense) is the net rental income realized by the building operation less the remaining operation expenses. This resulted in other income of $195,145 and $160,339 for the periods ended September 30, 1996 and 1995, respectively. Specific net assets identifiable with rental real estate totaled $806,070 and $832,031 at September 30, 1996 and 1995, respectively.

        Future minimum lease payments receivable from non-cancellable operating leases as of September 30, 1996, excluding amounts applicable to reimbursable expenses, are as follows:

                1997                                     $  210,748
                1998                                        147,373
                1999                                        126,883
                2000                                        126,325
                2001                                        133,273
                Thereafter                                1,733,423
                                                          ---------
                Total                                    $2,478,025
                                                          =========

9.	EARNINGS PER SHARE

        The computation of earnings per share is based on the weighted average number of shares of common stock outstanding, 5,708,126 and 5,917,592 for the years ended September 30, 1996 and 1995, respectively.



10.	SUBSEQUENT EVENT

        On October 18, 1996, the Company repurchased 2,659,720 shares of its common stock, representing the entire interest of the Company's largest shareholder (the "Shareholder") for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The value of the inventory was negotiated by the parties based on an independent expert's appraisal. The book value of the inventory was $1,446,492, resulting in a gain on disposition of $331,553, after transaction costs of approximately $25,000. The following condensed pro forma balance sheet gives effect to the transaction as if it had occurred as of September 30, 1996:

                                    Actual    Stock Repurchase      Pro Forma
                                   9/30/96        10/18/96           9/30/96
                                   -------    ----------------      ---------
        Cash                    $   115,800     $  (196,955)      $   (81,155)
        Documents owned           8,677,725      (1,446,492)        7,231,233
        Other assets              2,233,809             --          2,233,809
                                 ----------      ----------        ----------
        TOTAL ASSETS            $11,027,334     $(1,643,447)      $ 9,383,887
                                 ==========      ==========        ==========

        TOTAL LIABILITIES       $ 2,319,162     $    25,000       $ 2,344,162
                                 ----------      ----------        ----------

        Common stock            $     5,918     $      --         $     5,918
        Additional paid-in
           capital                9,392,363            --           9,392,363
        Accumulated deficit        (690,109)        331,553          (358,556)
        Less treasury stock,
           at cost                     --        (2,000,000)       (2,000,000)
                                 ----------      ----------        ----------
        TOTAL STOCKHOLDERS'
           EQUITY               $ 8,708,172     $(1,668,447)      $ 7,039,725

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY    $11,027,334     $(1,643,447)      $ 9,383,887
                                 ==========      ==========        ==========



Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

		None.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------------------

Directors, Executive Officers and Significant Employees
-------------------------------------------------------

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

                                                      Has Served
                                Positions and        as Director
                                Offices  with       Continuously
         Name            Age      Registrant            Since
         ----            ---    -------------       ------------

    Todd M. Axelrod      47    President and             1981
                                Chairman of the
                                Board of Directors

    Rod Lynam            48    Treasurer/Assistant       1984
                                Secretary and Director

    Marc DuCharme        44    Senior Vice-President     1989
                                and Director

    H. Stan Johnson      42    Secretary and Director    1989

    Pamela R. Axelrod    41    Executive Vice-President
                                and Director             1995

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

        Todd M. Axelrod has been Chairman of the Board of Directors and President of the Company since its inception in November 1981. Mr. Axelrod has been a private collector of valuable historical documents since 1968. Mr. Axelrod authored a book entitled "The Handbook of Historical Documents - A guide to Owning History", which the Company sells in its galleries.

        Rod Lynam has been Treasurer and Chief Financial Officer of the Company since September 1984.

        Marc DuCharme, has been a Vice-President since 1989 and served as the Director of Framing since July 1985.

        H. Stan Johnson has been a member of the law firm of Cohen, Johnson & Day, Las Vegas, Nevada for more than the past five years.

        Pamela R. Axelrod has been a Vice-President since 1992 and served as the Manager of the Las Vegas Fashion Show gallery from June 1984 to April 1996. She has served as Executive Assistant to the President from April 1996.



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

	To the Company's knowledge, during the fiscal year ended September 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.
In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.



Item 10. Executive Compensation
         ----------------------
         The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1996, 1995 and 1994, of those persons who were, at September 30, 1996 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
Name and Principal Position         Fiscal     Annual Compensation
                                     Year      Salary       Bonus
---------------------------         ------    --------    ---------
Todd M. Axelrod                      1996     $132,500
  President and Chief                1995     $133,230    $25,000(1)
  Executive Officer                  1994     $200,000       --

Pamela R. Axelrod                    1996     $132,500    $25,000(2)
  Executive Vice-                    1995     $131,042    $50,000(3)
  President                          1994        --   (4)

(1)     Includes deferred bonus in the amount of $25,000 which was paid to
        Todd Axelrod during January and June 1996.
(2)     Accrued bonus earned not yet paid.
(3) Includes deferred bonus in the amount of $25,000 which was paid to Pamela Axelrod during September 1995 and $25,000 accrued bonus of which $10,602 was paid in fiscal 1995 and $14,398 was paid in June 1996.
(4)	Less than $100,000

	During the three year period ended September 30, 1996 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

	During the fiscal year ended September 30, 1996, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 1997. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.



Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

	The following table sets forth certain information, as of December 1, 1996, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of     Name and Address of      Amount and Nature of     Percent
 Class       Beneficial Holder      Beneficial Ownership(1)    of Class
 -------     -------------------    -----------------------    --------
 Common      Todd M. Axelrod(2)        2,051,412 (3)(6)          63.0%
 Stock

 Common      Rod Lynam(2)                    105                  (4)
 Stock

 Common      H. Stan Johnson              37,000 (5)              1.1%
 Stock       301 East Clark Avenue
             Las Vegas, Nevada 89101

 Common      Pamela Axelrod(2)         2,051,412 (6)             63.0%
 Stock

 Common      Gerald Newman               531,500 (7)             14.8%
 Stock       Seabreeze Lane
             Amagansette, NY 10093

 Common      All Executive Officers    2,088,517 (8)             63.6%
 Stock       and Directors as a
             group (4 persons)

(1)	Except as otherwise noted in (6) below, the individuals referred to above have sole voting and investment power in regard to their Common Stock, subject to applicable community property laws.

(2)	Address is the same as the Company's address.

(3)	Includes 1,029,511 shares of Common Stock owned of record and beneficially by Pamela Axelrod, Mr. Axelrod's wife, for which Mr. Axelrod has been appointed proxy (as discussed in Note (6) below). Excludes 81,302 shares of Common Stock owned of record and beneficially by Ruth Canvasser, Mr. Axelrod's mother; as to which Mr. Axelrod disclaims beneficial ownership.

(4)	Less than 1%.

(5)	Includes shares issuable upon exercise of options to purchase 25,000 shares of Common Stock, at an exercise price of $4.50 per share.

(6)	Pamela Axelrod has appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 1,029,511 shares and to give all consents on all matters that Mrs. Axelrod may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. Includes 1,021,901 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (3) above).

(7)	Includes 200,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $2.47 per share, 10,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $3.00 per share, 25,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share and 100,000 shares of Common Stock issuable upon exercise of warrants to purchase such shares at an exercise price of $3.50 per share.

(8)	Includes 25,000 shares issuable upon exercise of options granted to
        Executive Officers and Directors, as described in footnote (5) above.



(c)  Changes in Control
     ------------------

        In October 1996, the Company repurchased 2,659,720 shares, or approximately 45%, of its outstanding common stock, for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The value of the inventory was negotiated by the parties based on an independent expert's appraisal.

        There are no other arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.

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

         The Company borrowed $185,260 in the fiscal year 1994 from Nanna Corp. The loan bore interest at the prime rate plus 2% and are payable in installments of $6,000 a month. The loan was paid in full during fiscal 1996. During fiscal years 1994 and 1993, the Company borrowed an aggregate $40,000 from Ruth Canvasser, Mr. Axelrod's mother. These loans bore interest of 8.5% and were paid in full during fiscal 1995. In October 1993, the Company borrowed $20,000 from Beth Ring, Mr. Axelrod's sister-in-law, which bore interest at 8.5% and was paid in full during fiscal 1995. In May 1994, the Company borrowed $110,000 from Pamela Axelrod, a Vice-President of the Company and Mr. Axelrod's wife. During fiscal 1995, Mrs. Axelrod exercised 7,500 employee stock options at $2.50 a share reducing this loan balance by $18,750. Mrs. Axelrod purchased a document from the Company during fiscal 1995 reducing the loan balance by $748. Mrs. Axelrod purchased additional documents from the Company during fiscal 1996 reducing the loan balance by $1,146. The current balance of this loan is $42,615 at September 30, 1996. The loan has no repayment schedule but accrues interest at the prime rate plus 2%. Interest expense on related party notes was $8,521 during fiscal year 1996. The proceeds for such loans have been utilized by the Company for working capital purposes. In September 1995, Mrs. Axelrod purchased additional documents from the Company totaling $36,500. This purchase was paid for by reducing the outstanding bonus due her. The prices sold to Mrs. Axelrod for these documents were not less favorable to the Company than if sold at wholesale prices.

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

                3.3   Amendment to Articles of Incorporation filed
                      May 29, 1990.**

               10.1 Lease between The Fashion Show and the Company dated January 18, 1982.*

               10.4 Lease between Georgetown Park Associates and the Company dated August 22, 1989.***

               10.5   Gallery of History, Inc. 1992 Stock Option Plan.****

               10.6 Agreement and Release dated October 11, 1996 between Ethelmae Stuart Haldan, as trustee of the Ethelman S. Haldan Trust dated March 30, 1987, and Gallery of History, Inc.

               21     List of Subsidiaries.

               23     Consent of Independent Auditors.

               27     Financial Data Schedule.

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

                                  SIGNATURES
                                  ----------

	In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  December 16, 1996

                                       GALLERY OF HISTORY, INC.

                                   By: /s/ Todd M. Axelrod
                                       --------------------------
                                       Todd M. Axelrod,
                                       Chairman and President


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                Title                                 Date
---------                -----                                 ----
/s/ Todd M. Axelrod     President and                    December 16, 1996
-------------------     Chairman of the
TOdd M. Axelrod         Board of Directors
                        (Principal Executive Officer)


/s/ Rod Lynam           Treasurer/Assistant              December 16, 1996
-------------------     Secretary and Director
Rod Lynam               (Principal Financial and
                        Accounting Officer)


/s/ Marc DuCharme       Senior Vice President            December 16, 1996
-------------------     and Director
Marc DuCharme


/s/ H. Stan Johnson     Secretary and Director           December 16, 1996
-------------------
H. Stan Johnson


/s/ Pamela Axelrod      Executive Vice President         December 16, 1996
-------------------     and Director
Pamela Axelrod
