Form 10QSB
period 1996-12-31
GALLERY OF HISTORY INC
filed 1997-02-11
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1996

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________



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



The Registrant had 3,257,934 shares of Common Stock, par value $.001, outstanding as of February 1, 1997.

                   Part 1  -  FINANCIAL INFORMATION


             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                   DECEMBER 31,   SEPTEMBER 30,
                                       1996           1996
                                   -----------    -------------
               ASSETS
Cash                              $   159,454     $   115,800
Prepaid expenses                      109,895          53,198
Accounts receivable                    78,954          98,301
Documents owned                     7,127,462       8,677,725
Land and building-net               1,490,645       1,484,292
Property and equipment-net            175,418         194,232
Other assets                          397,859         403,786
                                   __________      __________
TOTAL ASSETS                      $ 9,539,687     $11,027,334
                                   ==========      ==========



            LIABILITIES
Accounts payable                  $   112,888     $    84,117
Notes payable                         165,008         196,889
Indebtedness to related parties        92,631          42,615
Mortgage notes payable              1,863,280       1,874,765
Deposits                               27,313          30,073
Accrued and other liabilities          90,934          90,703
                                   __________      __________
TOTAL LIABILITIES                   2,352,054       2,319,162
                                   ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  10,000,000 shares authorized;
  5,917,654 shares issued;
  3,257,934 and 5,917,654
  outstanding                           5,918           5,918
Additional paid-in-capital          9,392,363       9,392,363
Common stock in treasury
  (2,659,720 shares)               (2,000,000)           --
Accumulated deficit                  (210,648)       (690,109)
                                   __________      __________
TOTAL STOCKHOLDERS' EQUITY          7,187,633       8,708,172
                                   ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $ 9,539,687     $11,027,334
                                   ==========      ==========

See the accompanying notes to consolidated financial statements.

                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
______________________________________________________________________

                                              THREE MONTHS ENDED
                                                 DECEMBER 31,
                                              1996          1995
                                           ---------     ---------
REVENUES                                  $  741,759    $  635,622

COST OF REVENUES                             182,637       170,911
                                            --------      --------
GROSS PROFIT                                 559,122       464,711
                                            --------      --------

OPERATING EXPENSES:
 Selling, general and administrative         400,441       358,157
 Depreciation                                 24,393        37,016
 Advertising                                  11,678         9,712
 Maintenance and repairs                       7,219         6,791
 Loss on gallery closure                        --           5,676
                                            --------      --------
 TOTAL OPERATING EXPENSES                    443,731       417,352
                                            --------      --------

OPERATING INCOME                             115,391        47,359
                                            --------      --------

OTHER INCOME (EXPENSE):
 Gain on repurchase of common stock          356,553          --
 Interest expense                            (50,681)      (58,833)
 Other                                        58,198        52,687
                                            --------      --------
 TOTAL OTHER INCOME (EXPENSE)                364,070        (6,146)
                                            --------      --------

INCOME BEFORE INCOME TAXES                   479,461        41,213

PROVISION FOR INCOME TAXES                      --             100
                                            --------      --------

NET INCOME                                $  479,461    $   41,113
                                            ========      ========



EARNINGS PER SHARE                             $ .14         $ .01
                                                ====          ====




   See the accompanying notes to consolidated financial statements.
_____________________________________________________________________

             GALLERY OF HISTORY, INC. and SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
______________________________________________________________________
                                       THREE MONTHS ENDED DECEMBER 31,
                                              1996           1995
                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                $ 479,461     $  41,113
  Adjustments to reconcile net income
   to net cash provided from (used in)
   operating activities:
     Depreciation and amortization             39,759        52,080
     Gain on exchange of inventory for
       purchase of treasury stock            (356,553)         --
     Loss on disposal of property                --           3,437
     (Increase) decrease in:
       Prepaid expenses                       (56,697)      (21,433)
       Accounts receivable                     19,347          --
       Documents owned                        103,771        98,933
       Other assets                             5,927       (27,049)
     (Decrease) increase in:
       Accounts payable                        28,771        32,318
       Customer deposits                       (2,760)     (130,753)
       Accrued and other liabilities              231        21,337
                                             --------      --------
Net cash provided by operating activities     261,257        69,983
                                             --------      --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment          (27,298)      (78,722)
                                             --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit           137,500          --
  Repayments of bank line of credit          (137,500)         --
  Proceeds from notes payable                  55,486          --
  Repayments of mortgage and notes payable    (48,836)      (59,564)
  Repurchase of common stock                 (196,955)         --
                                             --------      --------
  Net cash used in financing activities      (190,305)      (59,564)
                                             --------      --------
NET INCREASE (DECREASE) IN CASH                43,654       (68,303)
CASH, BEGINNING OF PERIOD                     115,800       171,295
                                             --------      --------
CASH, END OF PERIOD                        $  159,454     $ 102,992
                                             ========      ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the three month period ended December 31, 1996:
(1) Documents with a cost of $1,446,492 were exchanged for shares of the Company's common stock valued at $1,803,045.


See the accompanying notes to consolidated financial statements.

              GALLERY OF HISTORY, INC.  and SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Three Month Period Ended December 31, 1996 and 1995
_______________________________________________________________


     1)   Summary of Significant Accounting Policies

The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-KSB.



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



     3)  Earnings (Loss) per Share

The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. The average number of shares of outstanding common stock for the three months ended December 31, 1996 and 1995 was 3,356,875 and 5,917,654, respectively.



     4)  Repurchase of Common Stock

In October 1996, the Company repurchased 2,659,720 shares of its common stock, representing the entire interest of the Company's largest shareholder for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The value of the inventory was negotiated by the parties based on an independent expert's appraisal. The book value of the inventory was $1,446,492, resulting in a gain on disposition of $356,553.

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

	Net cash provided by operating activities exceeded net cash used for operating activities for the three month period ended December 31, 1996 largely due to the increase in net income for the current period. In addition, deposits from customers decreased during the three month period ended December 31, 1996 due to the elimination of deposits received and held for future auction sales in the prior periods. The Company realized a decrease in its document inventory resulting from an increase in sales in the current quarter. Prepaid expenses increased in the current quarter resulting from the prepayment of officers' bonuses.

        The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1997. Loans under the line are secured by the Company's inventory. As of December 31, 1996, there was no outstanding balance on this line of credit.

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



Results of Operations
---------------------
	In December 1996, the Company had its first mail/phone/fax auction at it headquarters location. This resulted in sales revenue of $384,487. These two events resulted in an increase in sales of 17% comparing the quarter ended December 1996 to December 1995. Retail sales for the quarter decreased 42% comparing 1996 to 1995. The closure of the Dallas, Texas gallery accounted for 62% of this decrease.

       Cost of goods sold decreased as a percentage of net sales from 27% for the period ended December 31, 1995 to 25% for the period ended December 31, 1996. Cost of goods sold for the auction amounted to 25% of the auction net sales, of which 5% of this cost was attributed to the cost of the catalog. Cost of retail sales decreased slightly for the current quarter, 24% of net sales for the period ended December 31, 1996 as compared to 26% of net sales for the period ended December 31, 1995. The resulting gross profit increased 20% comparing December 1996 to 1995.

	Total operating expenses increased 6% for the quarter ended December 31, 1996 which was 60% of net sales as compared to the quarter ended December 31, 1995 which amounted to 66% of net sales. Selling, general and administrative expense increased 12% comparing the quarter periods. Abnormal fees were incurred for professional services, which increased 242% for the current quarter compared to the previous quarter due to the stock repurchase transaction. Salaries and related payroll taxes and benefits increased 13% comparing the quarters due to increased salaries for the auction operation and computer programming for the Company's PC conversion. Depreciation expense decreased 34% for the three month period ended December 31, 1996 to 3% of net sales compared to the three month period ended December 31, 1995 which was at 6% of net sales. The decrease can be attributed to a reduction of furnishings and equipment largely due to the closure of the Dallas gallery. Advertising expenses increased 20% in the current quarter as compared to the previous year quarter. The Company has initiated advertising programs to promote its auction operations. Repair expenses increased 6% comparing the two quarter periods largely due to the increased cost of maintaining its mainframe computer which will soon be replaced with a PC client/server network.

	Interest expense decreased 14% for the three month period ended December 31, 1996 compared to the previous year periods. The decrease in interest expense can be attributed to lower average outstanding loan balances in the current period. Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operation. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $65,000 operating profit for the three month period ended December 31, 1996 as compared to approximately $45,000 operating profit for the three month period ended December 31, 1995. The increase is due to an increase in the square footage leased in addition to increased rents.







                          Part II - Other Information
Item 1-5.	None.

Item 6.         Exhibits and Reports on Form 8-K.
                --------------------------------
               (a) Exhibits

               10.6 Agreement and Release dated October 11, 1996 between Ethelmae Stuart Haldan, as trustee of the Ethelmae S. Haldan Trust dated March 30, 1987, and Gallery of History, Inc. (Incorporated by reference to exhibit 10.6 to the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

               (b)  Reports on Form 8-K.  None.

                                SIGNATURES


        In accordance with the requirements of the Securities
        Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                Gallery of History, Inc.
                            _______________________________
                                      (Registrant)







Date   February 10, 1997       /s  Todd M. Axelrod
       -----------------       -----------------------------
                               Todd M. Axelrod
                               President and
                               Chairman of the Board
                               (Principal Executive Officer)






Date   February 10, 1997       /s  Rod Lynam
       -----------------       -----------------------------
                               Rod Lynam
                               Treasurer and Director
                               (Principal Accounting Officer)