Form 10QSB
period 1997-03-31
GALLERY OF HISTORY INC
filed 1997-05-06
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-QSB



   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
               For the quarterly period ended   March 31, 1997

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



The Registrant had 3,257,934 shares of Common Stock, par value $.001, outstanding as of May 1, 1997.

                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                        MARCH 31,    SEPTEMBER 30,
                                          1997           1996
                                      -----------    ------------
               ASSETS
Cash                                 $   623,800     $   115,800
Prepaid expenses                          76,689          53,198
Accounts receivable                       13,648          98,301
Documents owned                        6,997,134       8,677,725
Land and building-net                  1,478,698       1,484,292
Property and equipment-net               245,062         194,232
Other assets                             387,554         403,786
                                      __________      __________
TOTAL ASSETS                         $ 9,822,585     $11,027,334
                                      ----------      ----------


            LIABILITIES
Accounts payable                     $    82,691     $    84,117
Notes payable                            203,060         196,889
Indebtedness to related parties           42,615          42,615
Mortgage notes payable                 1,851,534       1,874,765
Deposits                                  31,058          30,073
Income taxes payable                      99,800            --
Accrued and other liabilities            106,593          90,703
                                      __________      __________
TOTAL LIABILITIES                      2,417,351       2,319,162
                                      ----------      ----------

        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  10,000,000 shares authorized;
  5,917,654 shares issued;
  3,257,934 and 5,917,654
  outstanding                              5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Common stock in treasury
  (2,659,720 shares)                  (2,000,000)           --
Accumulated earnings (deficit)             6,953       (690,109)
                                      __________      __________
TOTAL STOCKHOLDERS' EQUITY             7,405,234       8,708,172
                                      ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 9,822,585     $11,027,334
                                      ==========      ==========


See the accompanying notes to consolidated financial statements.



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________
                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                  MARCH 31,                 MARCH 31,
                              1997        1996          1997         1996
                            --------    --------     ----------   ----------
REVENUES                  $1,030,012   $ 273,783     $1,771,771   $  909,404

COST OF GOODS SOLD           276,943      72,056        459,580      242,967
                           ---------    --------      ---------    ---------
GROSS PROFIT                 753,069     201,727      1,312,191      666,437
                           ---------    --------      ---------    ---------

OPERATING EXPENSES:
 Selling, general and
  administrative             380,294     334,519        780,734      692,677
 Depreciation                 21,090      30,855         45,483       67,870
 Advertising                  29,297       1,371         40,975       11,083
 Maintenance & repairs         7,587       7,089         14,807       13,879
 Loss on gallery closure         941         201            941        5,877
                           ---------    --------      ---------    ---------
TOTAL OPERATING EXPENSES     439,209     374,035        882,940      791,386
                           ---------    --------      ---------    ---------

OPERATING INCOME (LOSS)      313,860    (172,308)       429,251     (124,949)
                           ---------    --------      ---------    ---------

OTHER INCOME (EXPENSE)
 Gain on repurchase of
  common stock                  --          --          356,553         --
 Interest expense            (48,816)    (58,586)       (99,497)    (117,419)
 Other                        52,357      12,880        110,555       65,567
                           ---------    --------      ---------    ---------
TOTAL OTHER INCOME
 (EXPENSE)                     3,541     (45,706)       367,611      (51,852)
                           ---------    --------      ---------    ---------

INCOME (LOSS) BEFORE
  INCOME TAXES               317,401    (218,014)       796,862     (176,801)

PROVISION FOR INCOME TAX     (99,800)       --          (99,800)        (100)
                           ---------    --------      ---------    ---------

NET INCOME (LOSS)         $  217,601   $(218,014)    $  697,062   $ (176,901)
                           =========    ========      =========    =========


EARNINGS (LOSS) PER SHARE:     $ .07       $(.04)         $ .20        $(.03)
                                ====        ====           ====         ====


See the accompanying notes to consolidated financial statements.

                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
____________________________________________________________________________
                                                 SIX MONTHS ENDED MARCH 31,
                                                     1997           1996
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $ 697,062      $(176,901)
  Adjustments to reconcile net income
   to net cash provided from (used in)
   operating activities:
     Depreciation and amortization                   76,514         97,984
     Gain on exchange of inventory for
       purchase of treasury stock                  (356,553)          --
     (Gain) loss on disposal of property             (1,096)         3,436
     (Increase) decrease in:
       Prepaid expenses                             (23,491)         7,045
       Accounts receivable                           84,653           --
       Documents owned                              234,099        179,467
       Other assets                                  16,232         (5,319)
     (Decrease) increase in:
       Accounts payable                              (1,426)        21,095
       Customer deposits                                985       (212,605)
       Income taxes payable                          99,800           --
       Accrued and other liabilities                 15,890         19,780
                                                   --------       --------
Net cash provided by(used in) operating activities  842,669        (66,018)
                                                   --------       --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Proceeds from sale of equipment                     2,000           --
  Purchase of property and equipment               (122,654)       (78,722)
                                                   --------       --------
Net cash used for investing activities             (120,654)       (78,722)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit                 137,500         35,000
  Repayments of bank line of credit                (137,500)       (35,000)
  Proceeds from notes payable                       125,499        150,000
  Repayments of mortgage and notes payable         (142,559)      (123,082)
  Repurchase of common stock                       (196,955)          --
                                                   --------       --------
Net cash provided by(used in) financing activities (214,015)        26,918
                                                   --------       --------
NET INCREASE (DECREASE) IN CASH                     508,000       (117,822)
CASH, BEGINNING OF PERIOD                           115,800        171,295
                                                   --------       --------
CASH, END OF PERIOD                               $ 623,800      $  53,473
                                                   ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the three month period ended December 31, 1996:
(1)  Documents with a cost of $1,446,492 were exchanged for shares of the Company's common stock valued at $1,803,045.

See the accompanying notes to consolidated financial statements.

                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Period Ended March 31, 1997 and 1996
_____________________________________________________________________________

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

     2)   Unclassified Balance Sheet

The Company includes in its financial statements an unclassified balance sheet because it believes that such presentation is more meaningful as a consequence of the Company's historical policy of acquiring documents in excess of its current needs, when feasible, and it is not practicable to determine what portion of the documents owned will be sold within the next twelve months.

     3)  Earnings (Loss) per Share

The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. The average number of shares of outstanding common stock for the three months ended March 31, 1997 and 1996 was 3,257,934 and 5,917,654, respectively. The average number of shares of outstanding common stock for the six months ended March 31, 1997 and 1996 was 3,404,072 and 5,917,118, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128", "Earnings Per Share." SFAS 128 established new accounting standards for the computation and financial statement presentation of earnings per share data. SFAS 128 is effective for statements issued for periods ending after December 15, 1997 and earlier implementation is not permitted. The Company expects that there will be no material effect upon implementing SFAS 128 on its earnings per share calculations.

     4)  Repurchase of Common Stock

In October 1996, the Company repurchased 2,659,720 shares of its common stock, representing the entire interest of the Company's largest shareholder for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The parties negotiated the value of the inventory based on an independent expert's appraisal. The book value of the inventory was $1,446,492, resulting in a gain on disposition of $356,553.

                      Part 1 - Item 2  Financial Information
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
Due to the nature of the Company's inventory of documents owned, the Company has presented an unclassified balance sheet (see Note 2 to the consolidated financial statements). Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable.

Net cash provided by operating activities exceeded net cash used in operating activities for the six month period ended March 31, 1997 largely due to the increase in revenues in the current period and the resultant increase in net income, and a reduction in the Company's document inventory purchases. Deposits from customers decreased during the first part of the current period due to the elimination of deposits received and held for future auction sales in the prior period. The Company incurred an income tax liability in the second quarter of fiscal 1997 after using up its tax loss carryforward during the first quarter of fiscal 1997.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1997. Loans under the line are secured by the Company's inventory. As of March 31, 1997, there was no outstanding balance on this line of credit. The Company incurred a truck loan in the amount of $70,000 at a fixed interest rate of 7.9% during the current period payable over a sixty-month term.

The lease for the Company's gallery located at the Fashion Show
Mall in Las Vegas expired March 31, 1997. The Company decided not to renew this lease but rather to move the retail operation to its Las Vegas headquarters' building.

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


Results of Operations
---------------------
The Company experienced a 95 percent growth in net revenues for the six month period ended March 31, 1997 compared to March 31, 1996 due to two mail/phone/fax/internet auctions and one live auction. The auctions generated sales revenue of $1.1 million in the current six month period. The Company generated approximately $360,000 in outside auctions during the six month period ended March 31, 1996. Retail sales for the quarter increased 75 percent but decreased 11 percent for the six month period comparing 1997 to 1996. This was largely due to a gallery closure in the first quarter of 1996.

Cost of goods sold remained constant between 26% and 27% as a percentage of net sales for both the two quarter periods and the two six month periods ending March 31, 1997 and 1996. Cost of goods sold for the auctions amounted to 25% of the auction net sales for the first two auctions but increased to 32% for the third auction due to increased catalog costs. Cost of retail goods sold decreased for the six month period ended March 31, 1997 to 24% of net sales as compared to 26% of net sales for the period ended March 31, 1996.

Total operating expenses increased 17% for the quarter and 12% for the six month period ended March 31, 1997 compared to March 31, 1996, while declining as a percentage of net sales to 50% in 1997 from 87% in 1996. Selling, general and administrative expense increased 14% comparing the quarter periods and 13% comparing the six month periods. Abnormal fees were incurred for professional services, which increased 85% for the current six month period compared to the previous six month period due to the stock repurchase transaction. Increases also resulted due to an addition of sales and administrative personnel and other expenses associated with the Company's higher sales volume. Salaries increased 16% comparing the quarters and six month periods due to increased salaries for the auction operation and computer programming for the Company's PC conversion program. Advertising expenses increased largely due to the Company's new advertising programs that promoted its auction operations. Depreciation expense decreased approximately 30% for the quarter and six month periods due to equipment and leasehold improvements becoming fully depreciated. Repair expenses increased 7% comparing the two quarter and six month periods largely due to the increased cost of maintaining its mainframe computer, which will soon be replaced with a PC client/server network.

Interest expense decreased 17% for the three month period and 15% for the six month period ended March 31, 1997 compared to the previous year periods. The decrease in interest expense can be attributed to lower average outstanding loan balances in the current period. Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operation. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to $47,255 operating profit for the three month period and $112,388 for the six month period ended March 31, 1997 as compared to $46,705 operating profit for the three month period and $92,012 for the six month period ended March 31, 1996. The increase comparing the six month periods was due to an increase in the square footage leased in addition to increased rents. In addition, other income included interest received on the Company's excess cash balances in the current six month period.





Part II - Other Information
---------------------------
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




                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)




Date   May 5, 1997                   /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date   May 5, 1997                   /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)