Form 10QSB
period 1997-06-30
GALLERY OF HISTORY INC
filed 1997-08-14
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended   June 30, 1997


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



The Registrant had 3,252,934 shares of Common Stock, par value $.001, outstanding as of August 1, 1997.


                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                         JUNE 30,    SEPTEMBER 30,
                                          1997           1996
                                      -----------    ------------
               ASSETS
Cash                                 $   466,173     $   115,800
Prepaid expenses                          49,399          53,198
Accounts receivable                       30,460          98,301
Documents owned                        7,043,279       8,677,725
Land and building-net                  1,466,752       1,484,292
Property and equipment-net               245,186         194,232
Other assets                             164,642         403,786
                                      __________      __________
TOTAL ASSETS                         $ 9,465,891     $11,027,334
                                      ==========      ==========



            LIABILITIES
Accounts payable                     $    73,125     $    84,117
Notes payable                             65,611         196,889
Indebtedness to related parties             --            42,615
Mortgage notes payable                 1,839,522       1,874,765
Deposits                                  47,292          30,073
Accrued and other liabilities             99,075          90,703
                                      __________      __________
TOTAL LIABILITIES                      2,124,625       2,319,162
                                      ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  10,000,000 shares authorized;
  5,917,654 shares issued;
  3,252,934 and 5,917,654
  outstanding                              5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Common stock in treasury
  (2,664,720 shares)                  (2,014,481)           --
Accumulated deficit                      (42,534)       (690,109)
                                      __________      __________
TOTAL STOCKHOLDERS' EQUITY             7,341,266       8,708,172
                                      ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 9,465,891     $11,027,334
                                      ==========      ==========


See the accompanying notes to consolidated financial statements.

              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________
                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                  JUNE 30,                   JUNE 30,
                              1997        1996          1997         1996
                            --------    --------     ----------   ----------
REVENUES                   $ 670,944   $ 813,773     $2,442,715   $1,723,177

COST OF GOODS SOLD           193,740     248,476        653,320      491,443
                            --------    --------      ---------    ---------

GROSS PROFIT                 477,204     565,297      1,789,395    1,231,734
                            --------    --------      ---------    ---------

OPERATING EXPENSES:
 Selling, general and
  administrative             343,809     304,902      1,124,544      997,578
 Depreciation                 17,632      29,374         63,115       97,245
 Advertising                  33,476       3,901         74,451       14,984
 Maintenance & repairs         8,386       6,625         23,192       20,504
 Loss on gallery closure        --          --              941        5,877
 Restructuring charge        217,438        --          217,438          --
                            --------    --------      ---------    ---------
TOTAL OPERATING EXPENSES     620,741     344,802      1,503,681    1,136,188
                            --------    --------      ---------    ---------

OPERATING INCOME (LOSS)     (143,537)    220,495        285,714       95,546


OTHER INCOME (EXPENSE)
 Gain on repurchase of
  common stock                  --          --          356,553         --
 Interest expense            (50,252)    (56,973)      (149,749)    (174,392)
 Other                        51,946      39,671        162,501      105,238
                            --------    --------      ---------    ---------
TOTAL OTHER INCOME (EXPENSE)   1,694     (17,302)       369,305      (69,154)
                            --------    --------      ---------    ---------
INCOME (LOSS) BEFORE
  INCOME TAXES              (141,843)    203,193        655,019       26,392

(PROVISION) CREDIT FOR
  INCOME TAX                  92,356        --           (7,444)   _    (100)
                            --------    --------      ---------    ---------

NET INCOME (LOSS)          $ (49,487)  $ 203,193     $  647,575   $   26,292
                            ========    ========      =========    =========


EARNINGS (LOSS) PER SHARE:     $(.02)      $ .03          $ .19        $  --
                                 ===         ===            ===          ===


See the accompanying notes to consolidated financial statements.

                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
                                                  NINE MONTHS ENDED JUNE 30,
                                                      1997           1996
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 647,575      $  26,292
  Adjustments to reconcile net income
   to net cash provided from (used in)
   operating activities:
     Depreciation and amortization                  109,979        142,407
     Gain on exchange of inventory for
       purchase of treasury stock                  (356,553)          --
     (Gain) loss on disposal of property             (1,096)         3,436
     (Increase) decrease in:
       Prepaid expenses                               3,799          5,842
       Accounts receivable                           67,841       (152,659)
       Documents owned                              187,954        379,502
       Other assets                                 239,144         44,481
     (Decrease) increase in:
       Accounts payable                             (10,992)         3,805
       Customer deposits                             17,219       (238,723)
       Accrued and other liabilities                  8,372        (27,230)
                                                   --------       --------
Net cash provided by operating activities           913,242        187,153
                                                   --------       --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Proceeds from sale of equipment                     2,000           --
  Purchase of property and equipment                (73,798)       (91,683)
                                                   --------       --------
  Net cash used for investing activities            (71,798)       (91,683)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit                 137,500         85,000
  Repayments of bank line of credit                (137,500)       (85,000)
  Proceeds from notes payable                        55,000        185,400
  Repayments of mortgage and notes payable         (334,635)      (213,936)
  Repurchase of common stock                       (211,436)          --
                                                   --------       --------
  Net cash used for financing activities           (491,071)       (28,536)
                                                   --------       --------
NET INCREASE (DECREASE) IN CASH                     350,373         66,934
CASH, BEGINNING OF PERIOD                           115,800        171,295
                                                   --------       --------
CASH, END OF PERIOD                               $ 466,173      $ 238,229
                                                   ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the nine month period ended June 30, 1997:
 (1) Documents with a cost of $1,446,492 were exchanged for shares of the Company's common stock valued at $1,803,045.
 (2)  Debt of $70,499 was incurred for the purchase of a truck.

See the accompanying notes to consolidated financial statements.

                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Month Period Ended June 30, 1997 and 1996
_____________________________________________________________________________


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



        3)  Earnings (Loss) per Share

The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. The average number of shares of outstanding common stock for the three months ended June 30, 1997 and 1996 was 3,255,352 and 5,917,654, respectively. The average number of shares of outstanding common stock for the nine months ended June 30, 1997 and 1996 was 3,354,499 and 5,917,654, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 established new accounting standards for the computation and financial statement presentation of earnings per share data. SFAS 128 is effective for statements issued for periods ending after December 15, 1997 and earlier implementation is not permitted. The Company expects that there will be no material effect upon implementing SFAS 128 on its earnings per share calculations.

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

As a directive passed by the Company's Board of Directors to purchase shares of the Company's Common Stock from time to time because the Board believes that the current stock price does not reflect its improved business activities nor the value of its asset base, the Company purchased 5,000 shares of its common stock at $2 7/8 in May 1997.



        5) Restructuring Charge

The Restructuring Charge represents the write down of certain assets, principally the Company's book inventory, associated with the Company's retail sales operations. The Company recently restructured the nature of its business shifting away from the retail sales to wholesale/auction sales.

                        Part 1 - Item 2  Financial Information
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

Due to the nature of the Company's inventory of documents owned, the Company has presented an unclassified balance sheet (see Note 2 to the consolidated financial statements). Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable. At June 30, 1997, the Company's cash had increased $350,373 from the September 30, 1996 balance. The aggregate of cash, accounts receivable and prepaid expenses (approximately $545,000 at June 30, 1997) exceeded short-term liabilities (including the current portion of long-term debt) by approximately $310,000. This compares to approximately $65,000 of cash, accounts receivable and prepaid expenses in excess of short-term liabilites as of June 30, 1996.

Net cash provided by operating activities exceeded net cash used in operating activities for the nine month period ended June 30, 1997 largely due to the increase in revenues in the current period and the resultant increase in net income.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1998. Loans under the line are secured by the Company's inventory. As of June 30, 1997, there was no outstanding balance on this line of credit. The Company incurred a truck loan in the amount of $70,000 at a fixed interest rate of 7.9% during the nine month period payable over a sixty-month term. In addition to the mortgage on the Company's headquarters' building, this is the only remaining loan outstanding; the Company has retired all its term notes, related party debt and equipment note during the current nine month period.
The Company has converted its fixed term real estate loan maturing July 15, 1998 into a reducing revolving term loan with a maturity of July 15, 2002 at a fixed rate of interest of 9 percent.

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


Results of Operations
---------------------

The Company has dramatically changed the mix of its business from the traditional retail sales to wholesale/auction sales. During the three month period ended June 30, 1997, the Company's wholesale/auction sales amounted to 94 percent of its total sales. Comparing the current quarter to the previous year quarter this was a 12 percent increase. Total sales decreased 18 percent comparing the two quarters. Comparing the two nine month periods, the Company experienced a 42 percent growth in total sales. For the nine month period ended

June 30, 1997, wholesale/auction sales amounted to 76 percent of total sales compared to 50 percent of total sales for the nine month period ended June 30, 1996. This resulted in an increase of 115 percent in wholesale/auction sales for the current period. Retail sales, comparing the two nine month periods, decreased 32 percent largely due to the closure of two galleries.

Cost of goods sold decreased to 29 percent of net sales for the three month period ended June 30, 1997 compared to 31 percent of net sales for the three month period ended June 30, 1996. For the nine month period, cost of goods sold decreased to 27 percent of net sales for the period ended June 30, 1997 compared to 29 percent for the previous year period. The document inventory cost decreased to 19 percent of net sales in the current nine month period compared to 25 percent of net sales in the previous year period. In addition, commissions amounted to 2 percent of net sales in the current nine month period compared to 5 percent of net sales in the previous year. However, the Company incurred catalog costs for its auctions amounting to 6 percent of net sales in the current nine month period.

The Company recently restructured the nature of its business by shifting from retail sales to wholesale/auction sales. The Company's gallery retail operations have been significantly reduced following the closure of the Company's flagship Las Vegas retail gallery during the current period. In light of this change, management decided to write down certain assets associated with the Company's retail sales operations. As a result, the Company incurred a $217,438 restructuring charge in the current quarter. The major portion of this amount was a write down of the Company's book inventory. The Company sells this book largely through its retail sales operation in its galleries. Because of the shift away from retail sales, the Company reduced the book inventory to more accurately reflect management's estimate of its current market value. In addition, the Company's framing raw material inventory was written down to reflect damaged and obsolete inventory.

Total operating expenses increased 80% for the quarter and 32% for the nine month period ended June 30, 1997 compared to June 30, 1996. The restructuring charge amounted to 79% of this increase for the current quarter and 59% of the increase for the nine month period. Without the restructuring charge, total operating expenses increased 17% or 60% of net sales for the three month period ended June 30, 1997 compared to 42% of net sales for the three month period ended June 30, 1996. For the current nine month period without the restructuring charge, total operating expenses increased 13% or 53% of net sales compared to 66% of net sales for the previous year nine month period. Selling, general and administrative expenses increased 13% comparing the three month periods and the nine month periods. Abnormal fees were incurred for professional services, which increased 73% for the current nine month period compared to the previous nine month period due to the stock repurchase transaction. Salaries increased 21% comparing the three month periods and 17% comparing the nine month periods due to increased salaries for the auction operation and computer programming for the Company's PC conversion program. Travel expenses increased 185% comparing the three month periods and 224% comparing the nine month periods due to travel related to an outside consultant for the auction operation. Depreciation expense decreased 40% comparing the three month period ended June 30, 1997 to June 30, 1996 and 35% for the nine month periods due to equipment and leasehold improvements becoming fully depreciated. Advertising expenses increased to 5% of net sales for the quarter ended June 30, 1997 compared to 1/2% of net sales for the quarter ended June 30, 1996. For the nine month period ended June 30, 1997, advertising increased to 3% of net sales as compared to 1% of net sales for the pervious year period. The increase is largely due to the Company's new advertising programs that promoted its new auction operations. Repair expenses increased 27% comparing the two quarter and 13% comparing the nine month periods largely due to the increased cost of maintaining its mainframe computer, which will soon be replaced with a PC client/server network.

Interest expense amounted to 7% of net sales for the quarter ended June 30, 1997, the same as for the previous year quarter. Interest decreased to 6% of net sales for the nine month period ended June 30, 1997 as compared to 10% of net sales for the previous year. In June 1997, the Company restructured its existing term real estate loan to a reducing revolving term loan and wrote off approximately $4,000 for the early retirement of the existing loan. The decrease in the nine month interest expense amount is attributed to lower average outstanding loan balances in the current period. Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operation. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to $53,423 operating profit for the three month period and $165,811 for the nine month period ended June 30, 1997 as compared to $53,236 operating profit for the three month period and $145,249 for the nine month period ended June 30, 1996. The increase was due to an increase in the square footage leased in addition to increased rents.






                          Part II - Other Information

Item 1-3.	None.

Item 4.		Submission of Matters to a Vote of Security Holders.
                ----------------------------------------------------
                      On June 27, 1997, the Company held its annual meeting
                of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Arthur Andersen LLP, as the Company's independent auditors for the fiscal year ending September 30, 1997.

                      At the Meeting the following Directors were elected
                by a vote of 3,236,906 for and 220 withholding authority:
                Todd M. Axelrod, Rod Lynam, Marc DuCharme, Pamela Axelrod and Roger Croteau. Voting for the appointment of Arthur Andersen LLP, as the Company's independent auditors, 3,236,905 shares were in favor and 221 shares against.

Item 5.		None.

Item 6.         Exhibits and Reports on Form 8-K.
                ---------------------------------
                (a)  Exhibits.  None.

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





                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)






Date   August 14, 1997               /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)




Date   August 14, 1997               /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)