Form 10KSB40
period 1997-09-30
GALLERY OF HISTORY INC
filed 1997-12-29
CIK 763730

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

    [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended  September 30, 1997

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

Issuer's revenues for the most recent fiscal year:  $3,029,405.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,189,419 shares) as of December 1, 1997 was approximately $3,270,897 based upon $2.75, the price at which the stock was sold on such date.

The Registrant had 3,210,934 shares of Common Stock outstanding as of December 1, 1997.

Documents Incorporated by Reference:  None

PART I

Item 1.	Description of Business
        -----------------------

        Business Development

        The Gallery of History, Inc. (hereinafter the "Registrant" or the ("Company") was incorporated in the State of Nevada on November 10, 1981.

        The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 160,000 different documents. Retail sales of documents are made from two galleries located at its headquarters in Las Vegas, Nevada and at Georgetown Park in Washington, D.C. Documents are also sold through auctions and its headquarters location to other dealers and collectors.

        The Company's marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase.

        The documents offered for sale by the Company through its retail operations are selected from its inventory and are attractively framed, sometimes together with memorabilia related to the documents, or with current literature related to the signatory. Documents sold through the auction operation are generally sold in a raw unframed state. All of the documents are preserved by utilizing museum quality encapsulation materials, mattings and protective coverings that are characteristically acid-free, and by other steps taken to ensure the longevity of the documents.

        The Company sells in its galleries a book entitled "The Handbook of Historical Documents - A Guide to Owning History" authored by Todd M. Axelrod, the Company's President and Chairman of the Board.

        In early fiscal 1997, the Company formed a new division, called Gallery of History Direct, dedicated to the issuance of bi-monthly catalogues employing a mail/phone/fax/internet auction format featuring original historical documents. The Company distributed its first catalogue in November 1996 for a December 1996 mail/phone/fax/internet auction. Throughout fiscal 1997, the Company had seven auctions.



Inventory of Documents Owned

        The Company purchases documents principally at auctions and from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. The inventory of documents now owned by the Company is comprised of approximately 160,000 items. The Company's inventory consists of documents written or signed approximately as follows: 28% by sports figures, 22% by prominent entertainers, 11% by prominent figures in aviation, medicine, business, science, exploration, or Nobel Prize winners, 10% by military figures, 7% by presidents and other significant American political figures, 6% by authors and other literary figures, 6% by musicians, 8% by religious, legal, foreign political and miscellaneous personalities and the remaining 2% by artists.

        In order to catalogue its diverse inventory, the Company has a personal computer client server network. The computer system allows the Company's sales staff to identify inventory held in the Company's central repository and in its headquarters and Washington, DC galleries. The staff can obtain descriptions of the documents and even obtain copies to exhibit to customers.



Clientele

        The Company has two primary marketing strategies. The first is its direct sales approach via auctions and a catalog program. Originating from its Corporate Headquarters, the Company developed a wholesale sales program directed at autograph dealers, auction houses, major customers and corporations. Its catalog program will distribute seven or eight different catalogs per year to its own retail customers, collectors and dealers of historical documents and a pre-qualified test market.

        The Company's other primary marketing strategy is its retail operation conducted through two locations, its headquarters in Las Vegas, Nevada and a gallery located in Washington DC. The marketing effort is to attract persons who have not necessarily had an awareness of the existence of historical documents available for private sale. The Company's staff is generally required to educate its potential customers, who may be initially dubious of the authenticity of documents owned and offered for sale by the Company. When the Company has satisfied the prospective customer regarding authenticity, interest in purchasing historically significant signatures, letters and documents can be fostered.

        For the year ended September 30, 1997, the Company sold 2,334 documents with an average single document sales price of approximately $1,300. During the fiscal year ended September 30, 1997, the Company generated sales of $570,950, which were attributable to customers whose purchases accounted for at least 10% of total document sales. There was no individual customer whose purchases totaled over 10% of sales for the year ended September 30, 1996.
None of these major customers have any direct relationship with the Company.



Certificates of Authenticity

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

        The Company makes available to its customers a ten-year Certificate of Authenticity, which obligates the Company to refund to the customer the purchase price paid if any document is proven non-authentic. Should the Company's determination of authenticity of documents be erroneous, it would be likely to suffer a loss as a consequence thereof unless redress by the Company against the seller of the documents could be obtained. The Company does not carry any insurance and is currently not aware of any entity which would offer or underwrite such insurance at commercially reasonable rates to protect it against a loss arising from either the purchase of documents lacking authenticity or claims by customers for recovery against the Certificates of Authenticity it issues. Claims made against the Company pursuant to its Certificates of Authenticity since the inception of the Company in 1981 are as follows: one claim of $18,000 in fiscal 1987; one claim of $60,000 in fiscal 1992; and three claims totaling $20,015 in fiscal 1993. Accordingly, the Company has not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.



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

        In the past several years, many autograph dealers have closed their retail gallery operations and are attempting to sell their inventories through an auction format. In addition, many of the upscale malls are remerchandising for middle-market masses as the consumer looks for warehouse shopping. Since closing the Company's Fashion Show Mall in March 1997, 95% of the Company's sales have been through its auction-wholesale efforts at the Company's headquarters location. Thus, the Company has strategically moved towards marketing through a mail/phone/fax/internet auction format with an occasional live auction.

        When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

        In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. The Company does accept consignments for its auctions. To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the hammer price.

        There is no assurance that the Company will be able to continue to realize significant profits for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.



Seasonal Business

        The nature of the business in which the Company engages is not seasonal. However, the Company has experienced in the past a surge in November and December retail sales relating to the traditional holiday shopping season. Because the Company expects to receive less than 5% of its revenues from its gallery-retail sources, the benefit from a spike in holiday shopping is expected to diminish.



Employees

        As of December 5, 1997, the Company had ten full-time and three part-time employees, in addition to its five executive officers.




Item 2.	Properties
        ----------

        The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 15,580 square feet and leases or is offering to lease the remaining space to others. As of December 5, 1997, 13,842 square feet was being leased to seven tenants for an aggregate monthly rental of $19,783 under leases expiring at varying times from January 1998 through June 2011. Refer to Note 5 of the Notes to Consolidated Financial Statements for a description of the mortgage on the Company's headquarters building. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance.

	The Company's Georgetown Park, Washington DC gallery opened in October 1989 with a lease expiring in September 1999. The gallery has 739 square feet.

	The Company owns a Hewlett Packard Netserver LS2 and a Dell PowerEdge 4200 Server and twenty-one micro-computers. The computer system is used to catalog and develop cost and other statistical information relating to the Company's inventory, develop framing and graphic presentations, and handle the Company's internal accounting functions. The Company also owns leasehold improvements, fixtures and furniture in its galleries.



Item 3.	Legal Proceedings
        -----------------

        The Company is not a party to any material litigation and none is known to be contemplated against the Company.



Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1997.



PART II

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

                                             High         Low
                                             Bid          Bid
Fiscal 1996
October 1, 1995 - December 31, 1995         3            2-1/2
January 1, 1996 - March 31, 1996            2-25/32      1-3/4
April 1, 1996 - June 30, 1996               2-1/8        1
July 1, 1996 - September 30, 1996           1-3/4        1-1/2

Fiscal 1997
October 1, 1996 - December 31, 1996         3-1/4        1-1/2
January 1, 1997 - March 31, 1997            3-1/4        2-3/4
April 1, 1997 - June 30, 1997               3-1/4        2-3/4
July 1, 1997 - September 30, 1997           2-7/8        2-3/4

        (b) As of December 5, 1997 there were approximately 147 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported approximately 264 beneficial owners of the Company's common stock as of June 27, 1997.

        (c) Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its internal cash flow use and possible repurchase of its own common stock.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------
Liquidity and Capital Resources

	The Company has in the past acquired documents in excess of current needs to accommodate future growth and appreciation. Because of this, the Company believes it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle. Therefore, the Company presents in its financial statements an unclassified balance sheet. Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable. Short-term liabilities (including the current portion of long-term debt) exceeded the aggregate of cash, accounts receivable and prepaid expenses (approximately $131,000 at September 30, 1997) by approximately $165,000. This compares to approximately $88,000 of short-term liabilities in excess of cash accounts receivable and prepaid expenses as of September 30, 1996.

	The Company has historically used cash generated from bank and mortgage loan financing and public and private issuances of Common Stock to augment cash generated from operations to fund outlays for documents, to purchase property and equipment and to provide additional cash required for the Company's operations. The Company has a bank line of credit in the amount of $100,000 through July 1998. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 1997, there were no funds drawn against this line of credit. In addition, the Company has a reducing principal line of credit in the amount of approximately $70,000 as of September 30, 1997, with a maturity of March 1999. The principal is reduced by $4,667 a month. As of September 30, 1997, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity of July 2002 in the amount of $1,565,106. This line of credit is collateralized by the Company's headquarters building. As of September 30, 1997, there was $427,563 available under this line of credit. As of September 30, 1997, the Company has available approximately $610,000 between all of its credit facilities. The Company cannot predict the extent to which similar sources will be available to fund future operations. Accordingly, there is no assurance that the Company's historical means of fulfilling its cash needs, or that other means, will be available in the foreseeable future. The Company will not be showing substantial cash balances because it is to the Company's advantage to reduce its outstanding mortgage balance.

	The Company closed its Las Vegas Fashion Show Mall gallery in March 1997, when that lease expired. Management decided not to renew this lease but rather to move the retail operation to its Las Vegas headquarters location.

	The Company's plan of operation has been to shift from the gallery-retail generated sales approach to an auction environment. With its large document inventory, the Company's auction-wholesale marketing efforts attract wholesale customers, upscale seasoned collectors and other dealers. The Company intends to continue to develop its auction operation to attract wholesale as well as retail customers.

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

	Net cash provided by operating activities exceeded net cash used for operating activities for the fiscal year ended September 30, 1997. Primarily, this was due to the Company's net income realized for the fiscal year. Also contributing to the increase of net cash provided by operations was a decrease in document inventory primarily due to the increase in sales, a write down of the Company's book inventory resulting from the curtailment of the Company's retail operation and the increase in deferred taxes. The cash generated from operations was primarily used to reduce the Company's mortgage and notes payable. In addition, the Company repurchased 2,659,720 shares of its common stock from a shareholder for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The book value of the inventory was $1,446,492, resulting in a gain on disposition of $356,553. In fiscal 1997, the Company repurchased
17,000 additional shares of its common stock for an aggregate $47,481. Subsequently, in October 1997, the Company purchased 30,000 shares of its common stock for $87,026.

	Perpetual inventory records kept by the Company contain inventory descriptions and the purchase costs of such inventory. Although each inventory item is unique, the majority of the Company's inventory consists of major similar categories of documents. With respect to the similar categories of documents, current retail sales information provides the Company with ratios of its sales to cost of sales; the Company uses such information to assist it in substantiating that its inventory value does not exceed market value. The records for inventory categories are also periodically reviewed by management to determine if there has been any known auction or interdealer sales of similar documents at reduced prices and to determine if a reduction in the inventory carrying value is needed. The Company's review of its inventory of documents has not shown any significant decline in market value below cost on an individual level or by major category. Retail and wholesale sales by the Company have, to date, been in excess of carrying costs of the documents sold. The Company has engaged an expert to help evaluate and authenticate its inventory on a regular basis.


	During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to its market, may be adversely affected.
Thus, although the retail and wholesale values of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business. Management of the Company actually believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest when inflationary expectations rise.

	The Company anticipates no material commitments for capital expenditures at the present time as the Company is not currently contemplating additional gallery expansion. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.



Results of Operations
---------------------
Fiscal 1997 Compared to Fiscal 1996

	Document sales increased 43% comparing fiscal 1997 to 1996. Auction sales amounted to approximately $2,100,000 or 70% of total sales for fiscal 1997. This can be compared to approximately $940,000 in sales generated at outside auction houses during fiscal 1996.
Gallery retail sales decreased 28% comparing the periods; the closure of the Dallas gallery in fiscal 1996 accounted for 35% of this decrease and the closure of the Las Vegas, Nevada gallery in fiscal 1997 accounted for 79% of the decrease. Sales made through the Company's headquarters operation increased 132% to approximately $130,000 primarily due to the relocation of the Las Vegas retail operation.

        Total cost of sales remained the same at 28% of net sales for fiscal 1997 as compared to fiscal 1996. Cost of documents amounted to 21% of net sales for fiscal 1997, the cost of catalogs amounted to 7% of net sales. Cost of retail sales decreased to 25% of net retail sales for the fiscal year 1997 as compared to 27% of net retail sales for fiscal 1996.

        Total operating expenses increased approximately $400,000 or 26% comparing fiscal 1997 to fiscal 1996 but decreased as a percentage of sales to 62% for 1997 compared to 70% for fiscal 1996. A restructuring charge incurred by the Company in fiscal 1997 amounted to 56% of this increase. As the Company is restructuring the nature of its business by shifting from retail sales to wholesale/auction sales, the Company's gallery retail operations have been significantly reduced. In light of this change, management decided to write down certain assets associated with the Company's retail sales operations. The major portion of this charge was a write down of the Company's book inventory to more accurately reflect management's estimate of its current market value.

        Selling, general and administrative expenses increased 11% to 48% of net sales for fiscal 1997 from 62% of net sales for fiscal 1996. Professional fees increased 44% during fiscal 1997 largely due to a stock repurchase transaction detailed in Note 10 to the Consolidated Financial Statements. Travel expenses increased 40% and salaries increased 19% compared to fiscal 1996 due to the auction operation. Depreciation expenses decreased 35% to 3% of net sales for fiscal 1997 as compared to 6% of net sales for fiscal 1996. This decrease is largely due to equipment and leasehold improvements becoming fully depreciated and the closure of gallery locations. Advertising expenses increased to 3% of net sales for fiscal 1997 as compared to 1% of net sales for fiscal 1996. The increase is due to the Company's advertising programs that promoted its new auction operation.

	Interest expense decreased 19% to 6% of net sales for fiscal 1997 as compared to 11% of net sales for fiscal 1996. The decrease in interest expense can be attributed to the lower average outstanding loan balances in the current year.

         Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate square footage occupied by the Company's headquarters operation to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $200,000 operating profit for fiscal 1997 as compared to approximately $195,000 operating profit for fiscal 1996.

Item 7.	Financial Statements.
        ---------------------


                                TABLE OF CONTENTS


                                                                    PAGE
                                                                    ----

		Independent Auditors' Report . . . . . . . . . . .   12

		Consolidated Balance Sheets - September 30,
		     1997 and 1996 . . . . . . . . . . . . . . . .   13

		Consolidated Statements of Operations for the
                     Years ended September 30, 1997 and 1996. .  .   14

		Consolidated Statements of Changes in Stock-
		     holders' Equity for the Years Ended
		     September 30, 1997 and 1996 . . . . . . . . .   15

		Consolidated Statements of Cash Flows for the
		     Years ended September 30, 1997 and 1996 . . .   16

		Notes to Consolidated Financial Statements . . . .   18







                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors and Stockholders of Gallery of History, Inc.:

We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





                                     /s/ ARTHUR ANDERSEN LLP
                                     -----------------------
                                         ARTHUR ANDERSEN LLP





Las Vegas, Nevada
November 7, 1997


GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
SEPTEMBER 30, 1997 AND 1996
__________________________________________________________________
                                Notes       1997           1996
                               -------      ----           ----
         ASSETS
Cash                                   $    20,095    $   115,800
Accounts receivable                         59,650         98,301
Prepaid expenses                            50,928         53,198
Documents owned                 1,5,10   6,980,816      8,677,725
Land and building-net           2,5,8    1,454,805      1,484,292
Property and equipment-net      1,2,5      258,536        194,232
Other assets                      3        168,636        403,786
                                        ----------     ----------
TOTAL ASSETS                           $ 8,993,466    $11,027,334
                                        ==========     ==========



       LIABILITIES
Accounts payable                       $    74,409    $    84,117
Notes payable                     5         62,600        196,889
Indebtedness to related parties  4,5          --           42,615
Mortgage notes payable            5      1,376,239      1,874,765
Deposits                                    49,570         30,073
Deferred tax                               144,043           --
Accrued and other liabilities               93,633         90,703
                                        ----------     ----------
TOTAL LIABILITIES                        1,800,494      2,319,162
                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES     8


   STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  5,917,654 shares issued;
  5,917,654 outstanding          6,10        5,918          5,918
Additional paid-in-capital               9,392,363      9,392,363
Common stock in treasury
  (2,676,720 shares)                    (2,047,481)         --
Accumulated deficit                       (157,828)      (690,109)
                                        ----------     ----------
TOTAL STOCKHOLDERS' EQUITY               7,192,972      8,708,172
                                        ----------     ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 8,993,466    $11,027,334
                                        ==========     ==========


See the accompanying notes to consolidated financial statements.
________________________________________________________________

GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
________________________________________________________________
                                Notes      1997           1996
                               -------     ----           ----
REVENUES                          1     $3,029,405     $2,116,725

COST OF REVENUES                           857,609        600,391
                                         ---------      ---------
GROSS PROFIT                             2,171,796      1,516,334
                                         ---------      ---------

OPERATING EXPENSES:
 Selling, general and administrative     1,454,907      1,309,785
 Depreciation                    1,2        80,702        124,619
 Advertising                                92,079         16,711
 Maintenance and repairs          1         27,070         26,719
 Loss on gallery closures                      941          5,877
 Restructuring charge             3        217,438          --
                                         ---------      ---------
TOTAL OPERATING EXPENSES                 1,873,137      1,483,711
                                         ---------      ---------
OPERATING PROFIT                           298,659         32,623
                                         ---------      ---------

OTHER INCOME (EXPENSE):
 Gain on repurchase of stock               356,553          --
 Interest expense                         (182,250)      (225,221)
 Other, net                       8        205,662        156,447
                                         ---------      ---------
TOTAL OTHER INCOME (EXPENSE)               379,965        (68,774)
                                         ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES          678,624       (36,151)

PROVISION FOR INCOME TAXES       1,7       146,343            100
                                         ---------      ---------

NET INCOME (LOSS)                       $  532,281     $  (36,251)
                                         =========      =========


EARNINGS (LOSS) PER SHARE         9          $ .16          $(.01)
                                              ====           ====






See the accompanying notes to consolidated financial statements.
----------------------------------------------------------------


GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
__________________________________________________________________________

                              Additional                Common
                Common Stock   Paid-in   Accumulated   Stock in
             Shares  Par Value Capital     Deficit     Treasury      Total
             ------  --------- -------     -------     --------      -----

BALANCE
AT 9/30/95  5,917,654 $5,918 $9,392,363  $(653,858)        --      $8,744,423


Net Loss        --      --        --       (36,251)        --         (36,251)
           ----------  -----  ---------   --------    ----------    ---------

BALANCE
AT 9/30/96  5,917,654  5,918  9,392,363   (690,109)        --       8,708,172


Repurchase
Common
Stock      (2,676,720)  --        --          --      (2,047,481)  (2,047,481)


Net Income      --      --        --       532,281         --         532,281
           ----------  -----  ---------   --------    ----------    ---------


BALANCE
AT 9/30/97  3,240,934 $5,918 $9,392,363  $(157,828)  $(2,047,481)  $7,192,972
           ==========  =====  =========   ========    ==========    =========








See the accompanying notes to consolidated financial statements.
________________________________________________________________



GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
________________________________________________________________
                                           1997          1996
                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                       $ 532,281     $ (36,251)
Adjustments to reconcile net income
  loss to net cash provided by
  operating activities:
  Depreciation and amortization           143,400       184,942
  Gain on exchange of inventory for
    common stock                         (356,553)         --
  Gain on disposal of property             (4,315)       (4,064)
  (Increase) decrease in:
    Accounts receivable                    38,651       (90,665)
    Prepaid expenses                        2,270         4,645
    Documents owned (a)                   250,417       449,192
    Other assets                          235,150        49,258
  Increase (decrease) in:
    Accounts payable                       (9,708)       23,167
    Deposits                               19,497      (231,266)
    Deferred tax                          144,043          --
    Accrued and other liabilities           2,930       (47,808)
                                         --------      --------
Net cash provided by operating
  activities                              998,063       301,150
                                         --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment       (105,403)     (130,463)
Proceeds from sale of property and
  equipment                                 2,000         7,500
Purchase of documents (a)                    --            --
                                         --------      --------
Net cash used for investing activities   (103,403)     (122,963)


(a)	Historically, the Company has normally acquired documents in excess of current needs when purchasing opportunities are favorable to accommodate future growth and appreciation.  Purchases of $331,858 and
        $68,190 in fiscal 1997 and 1996 included in the net decrease in inventory of documents and frames owned ($250,417 in fiscal 1997 and
        $449,192 in fiscal 1996) are shown as an operating activity above, without an allocation to investing activities, because it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle.


                                                        (Continued)


GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996
________________________________________________________________

                                           1997          1996
                                           ----          ----
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank lines of credit      $ 137,500     $  85,000
Repayments of bank lines of credit       (137,500)      (85,000)
Proceeds from notes payable
  and mortgage notes payable               55,000       182,000
Repayments of notes payable
  and mortgage notes payable             (800,929)     (415,682)
Repurchase of common stock               (244,436)         --
                                         --------      --------
Net cash used for financing activities   (990,365)     (233,682)
                                         --------      --------

NET DECREASE IN CASH                      (95,702)      (55,495)
CASH, BEGINNING OF YEAR                   115,800       171,295
                                         --------      --------
CASH, END OF YEAR                       $  20,095     $ 115,800
                                         ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the year for interest  $ 195,276     $ 225,223
                                         ========      ========
Cash paid during the year for income
  taxes                                 $  22,750     $     100
                                         ========      ========




SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:

For the year ended September 30, 1997:
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

        The Company makes available to its customers a certificate of authenticity, valid for ten years from date of purchase, for each document it sells. Under the certificate, the Company is required to refund to the customer the purchase price should any document prove to be a forgery or otherwise lack authenticity. To ascertain authenticity, the Company relies upon the reputation of sellers, opinions of experts under certain circumstances, the history of prior ownership of such documents and other means.

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

        Documents Owned - Documents are stated at cost on a specific-identification method, not in excess of estimated market value. Management reviews the value of the documents owned on a regular basis to determine potential impairments and to ensure that documents owned are not reflected at amounts in excess of estimated market value.

        Property and Equipment - Property and equipment are carried at cost. Depreciation and amortization of property and equipment are provided on the straight line method over their estimated useful lives.

        Maintenance, repairs and renewals, which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in other income.

        Revenue - Revenue is recognized when documents are paid for in full and delivered to the customer or placed for framing, or paid for in full and held at the customer's request.

        Major Customers - Document sales attributable to major customers (i.e., individual customers whose purchases account for 10% or more of total document sales) aggregated $570,950 for the year ended September 30, 1997. There was no individual customer whose purchases totaled over 10% of sales for the year ended September 30, 1996. None of the customers have any direct relationship with the Company.

        Income Taxes - Income taxes, where applicable, are provided at statutory rates. Deferred income taxes are recognized for income and expense items which are reported for tax purposes in different years than for financial accounting purposes.



2.	PROPERTY AND EQUIPMENT

        Property and equipment and land and building at September 30, 1997 and 1996 consist of the following:

                                       Estimated
                                        Service
                                         Lives          1997         1996
                                         -----          ----         ----
        Land                                        $  580,000   $  580,000
        Building                       30 years      1,403,377    1,385,377
        Total cost                                   1,983,377    1,965,377
        Less accumulated depreciation                  528,572      481,085
        Land and building - net                     $1,454,805   $1,484,292
        Equipment and furniture        5 years      $1,023,667   $1,539,940
        Leasehold improvements       5-15 years        338,145      461,300
                                                     ---------    ---------
        Total cost                                   1,361,812    2,001,240
        Less accumulated depreciation
          and amortization                           1,103,276    1,807,008
                                                     ---------    ---------
        Property and equipment - net                $  258,536   $  194,232
                                                     =========    =========

3.	OTHER ASSETS

        Other assets at September 30, 1997 and 1996 consist of the following:

                                                        1997         1996
                                                        ----         ----
        Book inventory and books in
          process, net of amortization                $ 15,762     $247,706
        Framing raw materials inventory                144,587      151,999
        Other                                            8,287        4,081
                                                       -------      -------
        Total                                         $168,636     $403,786
                                                       =======      =======

        A restructuring charge was incurred during the fiscal year representing the write down of certain assets, principally the Company's book inventory, associated with the Company's retail sales operations. The Company recently restructured the nature of its business away from the retail sales to wholesale/auction sales.



4.	RELATED PARTIES

        During the fiscal year ended September 30, 1996 the Company borrowed $35,400 from Nanna Corp., a company owned 100% by Todd Axelrod and his wife, Pamela. The loan bore interest at the prime rate plus 2%. The loan was repaid in full during fiscal 1996. In May 1994 the Company borrowed $110,000 from Pamela Axelrod, a Vice President of the Company. The loan was paid in full during fiscal 1997. Interest expense on related party notes was $2,809 during fiscal year 1997. The proceeds for such loans have been utilized by the Company for working capital purposes.

        The Company purchases catalogs for its auction operation from Nanna Corp. During fiscal 1997, the Company has paid $146,500 for its seven auctions. The Company believes that such purchase prices were substantially comparable to what it would have had to pay an unrelated supplier.



5.	BANK LINES OF CREDIT, NOTES PAYABLE, MORTGAGE NOTES PAYABLE AND
        INDEBTEDNESS TO RELATED PARTIES

        Debt consists of the following at September 30:

                                                          1997        1996
                                                          ----        ----
        Mortgage note at 9% with 59 month
         amortization of principal and the unpaid
         balance due July 15, 1998,
         collateralized by a building.              $    --        $1,874,765

        Reducing revolving line of credit in the
         amount of $1,839,523.  The line has a 59
         month amortization of principal at a 9%
         interest rate, a balloon payment due at
         maturity of July 15, 2002 in the amount
         of $1,565,106 and is collateralized by
         a building.                                 1,376,239          --

        Equipment notes payable at 10.12% with
         monthly amortization of principal through
         March 1997, collateralized by related
         equipment.                                      --            22,392

        Term note payable at prime plus 1.5% with 59 monthly payments of principal with the unpaid balance due July 15, 1998,

                                                          1997        1996
                                                          ----        ----
         collateralized by all present and
         hereafter acquired documents, equipment,
         furniture, fixtures and furnishings.            --           174,497

        Term note payable at prime plus 1.5% with
         59 monthly payments of principal with
         the unpaid balance due July 15, 1998,
         collateralized by all present and
         hereafter acquired documents, equipment,
         furniture, fixtures and furnishings.            --           174,497

        Term note payable at 7.99% with 60 monthly
         payments of principal with the unpaid
         balance due March 5, 2002, collateralized
         by a truck                                     62,600

        Related party note payable at prime plus 2%.     --            42,615

                                                     ---------      ---------
        Total                                       $1,438,839     $2,114,269
                                                     =========      =========

        Maturities of notes and mortgage notes payable are as follows for fiscal years ending September 30:

                   1998                             $   78,485
                   1999                                108,583
                   2000                                141,492
                   2001                                177,477
                   2002                                932,801
                                                     ---------
                   Total                            $1,438,838
                                                     =========

        The Company has a line of credit from a bank in the amount of $100,000 available through, and due on July 15, 1998. As of September 30, 1997, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%. In addition, the Company has a reducing principal line of credit in the amount of approximately $70,000 as of September 30, 1997, with a maturity of March 1999. The principal is reduced by $4,667 a month. As of September 30, 1997, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%.

        In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal, a 9% interest rate and a maturity date of July 2002. As of September 30, 1997, there was $427,563 available under this line of credit.

        The estimated fair value of the Company's debt at September 30, 1997 and 1996, respectively, was approximately $1,439,000 and $2,114,000, which approximates its book value. The estimated fair value amounts were based on discounted cash flow valuations, because none of the

        Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.



6.	COMMON STOCK AND STOCK OPTIONS

        The Company has reserved 1,100,650 shares of common stock for warrants and options. Warrants were issued for 100,000 shares of common stock in December 1990 and reissued in November 1991 expiring in November 1997. The following table summarizes the common stock options granted, exercised and canceled or expired during the two years in the period ended September 30, 1997:

                                  Number      Exercise      Expiration
                                of Shares      Prices          Dates
                                ---------      ------          -----
        Outstanding, 9/30/96     374,400   $2.47 to $4.50      1998
          Canceled or expired      --
                                 -------
        Outstanding, 9/30/97     374,400   $2.47 to $4.50      1998
                                 =======

        Employee incentive options were issued for 329,388 shares prior to October 1, 1991. No employee incentive options were issued in fiscal 1997 and none remain outstanding as of September 30, 1997.

        The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", and noted that the impact of adopting SFAS 123 on the net income (loss) in 1997 and 1996, respectively, was immaterial.



7.	INCOME TAXES

        The provision for income taxes for the years ended September 30, 1997 and 1996 are as follows:

                                                   1997         1996
                                                   ----         ----
        Current
          Federal                              $   2,300     $    --
          State                                     --            100
        Deferred                                 144,043          --
                                                --------      -------
        Total                                  $ 146,343     $    100
                                                ========      =======

        Components of deferred tax assets (liabilities) for the years ended September 30, 1997 and 1996 are as follows:

                                                   1997         1996
                                                   ----         ----
        Depreciation                           $(190,779)   $(176,358)
        Other                                        (98)         (98)
                                                --------     --------
          Gross deferred tax liabilities        (190,877)    (176,456)
                                                --------     --------
        Net operating loss carryforward           27,966      219,683
        Other                                     18,868       52,075
                                                --------     --------
        Gross deferred tax assets                 46,834      271,758
                                                --------     --------
        Net deferred tax assets (liabilities)   (144,043)      95,302
          Less valuation allowance                  --        (95,302)
                                                --------     --------
        Net deferred tax liabilities           $(144,043)   $    --
                                                ========     ========


        Statement of Financial Accounting Standards No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not, otherwise, a valuation allowance is applied. At September 30, 1996, the Company determined that $95,302 of tax benefits did not meet the realization criteria because of the Company's prior history of operating results. Accordingly, a valuation allowance was applied to reserve the applicable deferred tax asset.

        The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rates to the loss before income taxes and cumulative effect of a change in accounting principle as a result of the following differences:

                                                 1997         1996
                                                 ----         ----
        Statutory U.S. tax rate (35%)        $ 237,518    $ (12,688)
        Increase (decrease) from rate:
          State taxes                             --            100
          Limitation on utilization
            of tax benefits                       (405)      12,688
          Change in valuation allowance        (90,770)        --
                                              --------     --------
        Effective tax rate (21.6%, 0.3%)     $ 146,343    $     100
                                              ========     ========


        As of September 30, 1997, the Company had the following income tax loss carryforwards available for income tax purposes:

                                             Expiration      Amounts
                                               Dates
                                             ----------      -------
        Federal regular tax operating
          loss carryforwards                2009 to 2011    $ 79,904



8.	COMMITMENTS AND CONTINGENCIES

        The Company entered into non-cancellable operating lease agreements which call for certain minimum lease payments plus contingent lease payments based on annual sales above specified amounts and allocation of common area management charges. The following is a schedule of the future minimum lease payments for the non-cancellable operating leases at September 30, 1997:

                   1998                            $ 40,645
                   1999                              40,645
                                                    -------
                   Total                           $ 81,290
                                                    =======

        The lease covering the sales outlet in Georgetown, Washington D.C. expires in fiscal 1999, and contains no specific renewal terms. The lease for the Las Vegas, Nevada gallery expired March 31, 1997. Rental expense, consisting of minimum rentals and common area management charges, for the periods ended September 30, 1997 and 1996 was $88,830 and $125,204, respectively.


        The Company leases office space in its headquarters building to tenants under non-cancellable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods range from one to twenty years with various renewal options. Rental income for the periods ended September 30, 1997 and 1996 was $281,045 and $269,559, respectively. Included in Selling, General and Administrative Expenses is 50% of the building's operating costs representing area occupied by the Company's headquarters operation. Included in Other Income (Expense) is the net rental income realized by the building operation less the remaining operation expenses. This resulted in other income of $200,254 and $195,145 for the periods ended September 30, 1997 and 1996, respectively. Specific net assets identifiable with rental real estate totaled $788,055 and $806,070 at September 30, 1997 and 1996, respectively.

        Future minimum lease payments receivable from non-cancellable operating leases as of September 30, 1997, excluding amounts applicable to reimbursable expenses, are as follows:

                   1998                          $  193,461
                   1999                             152,887
                   2000                             146,908
                   2001                             154,808
                   2002                             146,489
                   Thereafter                     1,824,993
                                                  ---------
                   Total                         $2,619,546
                                                  =========


9.	EARNINGS PER SHARE

        The computation of earnings per share is based on the weighted average number of shares of common stock outstanding, 3,328,669 and 5,708,126 for the years ended September 30, 1997 and 1996, respectively.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS 128"). SFAS 128 is effective for periods ending after December 15, 1997 and replaces currently reported earnings per share with "basic," or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options.

        The Company will adopt the provisions of SFAS 128 in its 1998 annual financial statements and all previously reported earnings per share amounts will be restated. The following table discloses the Company's pro forma earnings per share for the years ended September 30, 1997 and 1996 as determined in accordance with SFAS 128.

                                             1997         1996
                                             ----         ----
        Net income (loss) per share
          As reported                       $ .16        $(.01)
          Pro forma
            Basic                             .16         (.01)
            Diluted                           .16         (.01)



10.	REPURCHASE OF COMMON STOCK

        On October 18, 1996, the Company repurchased 2,659,720 shares of its common stock, representing the entire interest of the Company's largest shareholder for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The value of the inventory was negotiated by the parties based on an independent expert's appraisal. The book value of the inventory was $1,446,492, resulting in a gain on disposition of $356,553. In May 1997, the Company purchased 5,000 shares of its common stock at a price of $2.875. In September 1997, it also purchased 12,000 shares at $2.75.

















Item 8.	Changes in and Disagreements With Accountants on
		Accounting and Financial Disclosure

		None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
------------------------------------------------------------------------------

Directors, Executive Officers and Significant Employees
--------------------------------------------------------
	Set forth below are the present directors, executive officers and any significant employees of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.


                                                      Has Served
                                Positions and        as Director
                                Offices  with       Continuously
         Name            Age      Registrant            Since
         ----            ---    -------------       ------------

    Todd M. Axelrod      48    President and             1981
                                Chairman of the
                                Board of Directors


    Rod R. Lynam         49    Treasurer/Assistant       1984
                                Secretary and Director


    Marc DuCharme        45    Senior Vice-President     1989
                                and Director


    Pamela Axelrod       42    Executive Vice-President
                                and Director             1995


    Roger P. Croteau     35    Director                  1997



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

        Roger P. Croteau is a practicing attorney and has been a partner in the law firm of Croteau & Shawhan, Ltd., Las Vegas, Nevada since November 1996. Prior to his current position, Mr. Croteau was Associate General Counsel for the State Industrial Insurance System from June 1995 to November 1996; Corporate Associate, Gordon & Silver, Ltd., Las Vegas, Nevada from July 1994 to June 1995; and Associate General Counsel for H. P. Hood, Inc. from
May 1992 to July 1994.



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

	To the Company's knowledge, during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of Form 3 for Mr. Croteau as a new director of the Company which was filed late. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.


Item 10.  Executive Compensation
          ----------------------

	The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1997, 1996 and 1995, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

                   SUMMARY COMPENSATION TABLE

 Name and Principal       Fiscal     Annual Compensation
 Position                  Year       Salary      Bonus
 ______________________   ______    _________    _______
 Todd M. Axelrod           1997     $132,500     $25,000
  President and Chief      1996     $132,500     $25,000
  Executive Officer        1995     $133,230     $25,000(1)

 Pamela R. Axelrod         1997     $132,500     $25,000
  Executive Vice-          1996     $132,500     $25,000(2)
  President                1995     $131,042     $50,000(3)

(1) Includes deferred bonus in the amount of $25,000 which was paid to Todd Axelrod during January and June 1996.
(2)   Accrued bonus paid during December 1996.
(3) Includes deferred bonus in the amount of $25,000 which was paid to Pamela Axelrod during September 1995 and $25,000 accrued bonus of which $10,602 was paid in fiscal 1995 and $14,398 was paid in June 1996.

        During the three year period ended September 30, 1997 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

	During the fiscal year ended September 30, 1997, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 1998. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.



Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

	The following table sets forth certain information, as of December 1, 1997, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
-------   ---------------------     -----------------------  --------
 Common    Todd M. Axelrod(2)           2,051,412 (3)(5)       63.9%
 Stock

 Common    Rod R. Lynam(2)                    105               (4)
 Stock



Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
-------   ---------------------     -----------------------  --------
 Common    Pamela Axelrod(2)            2,051,412 (5)          63.9%
 Stock

 Common    Gerald Newman                  431,500 (6)          12.5%
 Stock     Seabreeze Lane
           Amagansette, NY 10093

 Common    Elliott Associates, L.P.       434,792 (7)          13.5%
 Stock     712 Fifth Avenue, 36th Floor
           New York, NY  10019

 Common    Westgate International, L.P.   434,792 (7)          13.5%
 Stock     Midland Bank Trust Corporation
           P.O. Box 1109, Mary Street
           Grand Cayman, Cayman Islands,
           British West Indies

 Common    Martley International, Inc.    434,792 (7)          13.5%
 Stock     222 Cedar Lane, Suite 111
           Teaneck, NJ  07666

 Common    All Executive Officers       2,051,517              63.9%
 Stock     and Directors as a
           group (3 persons)

(1)	Except as otherwise noted in (5) below, the individuals referred to above have sole voting and investment power in regard to their Common Stock, subject to applicable community property laws.

(2)	Address is the same as the Company's address.

(3)	Includes 1,029,511 shares of Common Stock owned of record and beneficially by Pamela Axelrod, Mr. Axelrod's wife, for which Mr. Axelrod has been appointed proxy (as discussed in Note (5) below). Excludes 81,302 shares of Common Stock owned of record and beneficially by Ruth Canvasser, Mr. Axelrod's mother; as to which Mr. Axelrod disclaims beneficial ownership.

(4)	Less than 1%.

(5)	Pamela Axelrod has appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 1,029,511 shares and to give all consents on all matters that Mrs. Axelrod may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. Includes 1,021,901 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (3) above).

(6)	Includes 200,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $2.47 per share, 10,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $3.00 per share and 25,000 shares of Common Stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share.

(7)	According to a Schedule 13D dated April 15, 1996 received by the
        Company, Elliott Associates, L.P., a Delaware limited partnership ("Elliott"), owns 284,692 shares, Westgate International, L.P., a Cayman Island limited partnership ("Westgate") owns 75,050 shares and Martley International, Inc., a Delaware corporation ("Martley") owns 75,050. The above listed companies have indicated in the
        Schedule 13D that they constitute a "group" as defined in Rule 13d-5(b)(1) with respect to their beneficial ownership of the Common Stock.




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




Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

        The Company borrowed $35,400 in the fiscal year 1996 from Nanna Corp., a company owned by Todd Axelrod and his wife Pamela Axelrod. The loan bore interest at the prime rate plus 2% and was paid in full during fiscal 1996.
In May 1994, the Company borrowed $110,000 from Pamela Axelrod, which was paid in full during fiscal 1997. Interest expense on related party notes was $2,809 during fiscal year 1997. The proceeds for such loans have been utilized by the Company for working capital purposes.

        The Company purchases catalogs for its auction operation from Nanna Corp. During fiscal 1997, the Company has paid $146,500 for its seven auctions. The Company believes that such purchase prices were substantially comparable to what it would have had to pay an unrelated supplier.

Item 13.   Exhibits and Reports on Form 8-K
           --------------------------------


(a)1 & 2. Financial Statements See Item 7 in Part II of this report.

          All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.


(a) 3.	Exhibits

           3.1   Articles of Incorporation and By-Laws.*
           3.2   Amendment to Articles of Incorporation filed
                 July 9, 1984.*
           3.3   Amendment to Articles of Incorporation filed
                 May 29, 1990.**
          10.4   Lease between Georgetown Park Associates and the
                 Company dated August 22, 1989.***
          10.5   Gallery of History, Inc. 1992 Stock Option Plan.****
          10.6   Agreement and Release dated October 11, 1996 between Ethelmae
                 Stuart Haldan, as trustee of the Ethelmae S. Haldan Trust
                 dated March 30, 1987, and Gallery of History, Inc.*****
          21     List of Subsidiaries.
          23     Consent of Independent Auditors.
          27     Financial Data Schedule.

*	Incorporated by reference to the Registrant's Registration Statement on
        Form S-18, File No. 2-95737-LA.

** Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended September 30, 1990, File No. 0-13757.

*** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1993, File No. 0-13757.

**** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1994, File No. 0-13757.

***** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1996, File No. 0-13757.





(b)	Reports on Form 8-K.
	None.

                                 SIGNATURES
                                 ----------


	In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 29, 1997


                                     GALLERY OF HISTORY, INC.

                                 By: /s/ Todd M. Axelrod
                                     ------------------------
                                     Todd M. Axelrod,
                                     Chairman and President


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature              Title                            Date
--------------------   -----------------------------    ----------------
 /s/ Todd M. Axelrod   President and Chairman of the    December 29,1997
 -------------------   Board of Directors
 Todd M. Axelrod       (Principal Executive Officer)


 /s/ Rod Lynam         Treasurer/Assistant              December 29,1997
 -------------------   Secretary and Director
 Rod Lynam             (Principal Financial and
                       Accounting Officer)


 /s/ Marc DuCharme     Senior Vice President            December 29,1997
 -------------------   and Director
 Marc DuCharme


 /s/ Pamela Axelrod    Executive Vice President         December 29,1997
 -------------------   and Director
 Pamela Axelrod


 /s/ Roger P. Croteau  Director                         December 29,1997
 -------------------
 Roger P. Croteau
