Form 10QSB
period 1997-12-31
GALLERY OF HISTORY INC
filed 1998-02-11
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended   December 31, 1997

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



The Registrant had 3,208,434 shares of Common Stock, par value $.001, outstanding as of February 1, 1998.

                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                     December 31,    SEPTEMBER 30,
                                        1997             1997
                                     -----------     ------------
               ASSETS
Cash                                 $    27,021     $    20,095
Accounts receivable                       42,762          59,650
Prepaid expenses                         107,635          50,928
Documents owned                        6,916,365       6,980,816
Land and building-net                  1,454,848       1,454,805
Property and equipment-net               269,228         258,536
Other assets                             174,094         168,636
                                      ----------      ----------
TOTAL ASSETS                         $ 8,991,953     $ 8,993,466
                                      ==========      ==========




            LIABILITIES
Accounts payable                     $   153,379     $    74,409
Notes payable                             59,549          62,600
Mortgage notes payable                 1,310,478       1,376,239
Deposits                                  38,869          49,570
Deferred tax                             162,843         144,043
Accrued and other liabilities            100,363          93,633
                                      ----------      ----------
TOTAL LIABILITIES                      1,825,481       1,800,494
                                      ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  10,000,000 shares authorized;
  5,917,654 shares issued                  5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Common stock in treasury
  (2,709,220 shares)                  (2,140,994)     (2,047,481)
Accumulated deficit                      (90,815)       (157,828)
                                      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY             7,166,472       7,192,972
                                      ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 8,991,953     $ 8,993,466
                                      ==========      ==========


See the accompanying notes to consolidated financial statements.


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
______________________________________________________________________
                                          THREE MONTHS ENDED
                                             DECEMBER 31,
                                         1997            1996
                                       --------        --------
REVENUES                              $ 687,106       $ 741,759

COST OF GOODS SOLD                      253,469         182,637
                                       --------        --------
GROSS PROFIT                            433,637         559,122
                                       --------        --------

OPERATING EXPENSES:
 Selling, general and
  administrative                        311,747         400,441
 Depreciation                            19,230          24,393
 Advertising                             17,842          11,678
 Maintenance & repairs                    4,509           7,219
                                       --------        --------
TOTAL OPERATING EXPENSES                353,328         443,731
                                       --------        --------

OPERATING INCOME                         80,309         115,391
                                       --------        --------

OTHER INCOME (EXPENSE)
 Gain on repurchase of
  common stock                             --           356,553
 Interest expense                       (34,782)        (50,681)
 Other                                   40,286          58,198
                                       --------        --------
TOTAL OTHER INCOME                        5,504         364,070
                                       --------        --------

INCOME BEFORE INCOME TAXES               85,813         479,461

PROVISION FOR INCOME TAX                 18,800            --
                                       --------        ---------

NET INCOME                            $  67,013       $ 479,461
                                       ========        ========


EARNINGS PER SHARE:
  Basic                                   $ .02           $ .14
                                           ====            ====
  Diluted                                 $ .02           $ .14
                                           ====            ====



See the accompanying notes to consolidated financial statements.

                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
_______________________________________________________________________________
                                            THREE MONTHS ENDED DECEMBER 31,
                                                 1997           1996
                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                  $  67,013      $ 479,461
  Adjustments to reconcile net income
   to net cash provided from (used in)
   operating activities:
     Depreciation and amortization               35,338         39,759
     Gain on exchange of inventory for
       purchase of treasury stock                  --         (356,553)
     (Increase) decrease in:
       Prepaid expenses                         (56,707)       (56,697)
       Accounts receivable                       16,888         19,347
       Documents owned                           64,451        103,771
       Other assets                              (5,458)         5,927
     (Decrease) increase in:
       Accounts payable                          78,970         28,771
       Customer deposits                        (10,701)        (2,760)
       Deferred tax                              18,800           --
       Accrued and other liabilities              6,730            231
                                               --------       --------
Net cash provided by operating activities       215,324        261,257
                                               --------       --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Purchase of property and equipment            (46,073)       (27,298)
                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit                --          137,500
  Repayments of bank line of credit                --         (137,500)
  Proceeds from mortgage and notes payable      270,027         55,486
  Repayments of mortgage and notes payable     (338,839)       (48,836)
  Repurchase of common stock                    (93,513)      (196,955)
                                               --------       --------
 Net cash used for financing activities        (162,325)      (190,305)
                                               --------       --------
NET INCREASE (DECREASE) IN CASH                   6,926         43,654

CASH, BEGINNING OF PERIOD                        20,095        115,800
                                               --------       --------
CASH, END OF PERIOD                           $  27,021      $ 159,454
                                               ========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the three month period ended December 31, 1996:
 (1) Documents with a cost of $1,446,492 were exchanged for shares of the Company's common stock valued at $1,803,045.



See the accompanying notes to consolidated financial statements.

                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three Month Period Ended December 31, 1997 and 1996
_____________________________________________________________________________



     1)  Summary of Significant Accounting Policies
         ------------------------------------------

The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.





     2)  Unclassified Balance Sheet
         --------------------------

The Company includes in its financial statements an unclassified balance sheet because it believes that such presentation is more meaningful as a consequence of the Company's historical policy of acquiring documents in excess of its current needs, when feasible, and it is not practicable to determine what portion of the documents owned will be sold within the next twelve months.





     3)  Repurchase of Common Stock
         --------------------------

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

In May 1997, the Company purchased 5,000 shares of its common stock at a price of $2.875. In September 1997, it purchased 12,000 shares at $2.75; in October 1997, it purchased 30,000 at $2.865 and in December 1997, the Company purchased 2,500 shares at $2.563.

     4)  Earnings (Loss) per Share
         -------------------------

The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable.

In December 1997, the Company adopted SFAS No. 128, "Earnings per
Share," effective December 15, 1997. As a result the Company's reported earnings per share for 1996 were restated.






                                         For the periods ended
                                  31-Dec-96                  31-Dec-97
                         ___________________________  _________________________
                          Income    Shares Per-Share  Income  Shares Per-Share
                                            Amount                     Amount
                         ___________________________  ________________________


Basic EPS
  Income available to
    common shareholders  $479,461  3,547,034  $0.14   $67,013 3,213,461  $0.02

Effect of dilutive
  securities
    Options                 --          --               --     128,972
                         ___________________          _________________
Diluted EPS
  Income available to
    common shareholders
    including assumed
    conversion           $479,461  3,547,034  $0.14   $67,013 3,342,433  $0.02
                         ==========================   ========================





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

Net cash provided by operating activities increased due to the net income from operations, a decrease in the Company's document inventory and an increase in accounts payable and prepaid expenses during the three month period ended December 31, 1997. Purchases of documents during the three month period was approximately $100,000, however cost of documents sold during this period was approximately $164,000. Accounts payable increased largely due to outstanding consignments sold in the December auction that are due to consignors and amounts due related to purchases of inventory in late December. Prepaid expenses increased mainly due to payments made for catalogs for the January 1998 auction.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1998. Loans under the line are secured by the Company's inventory. As of December 31, 1997, there was no outstanding balance on this line of credit. In addition, the Company has a reducing principal line of credit in the amount of approximately $60,000 as of December 31, 1997, with a maturity of March 1999. The principal is reduced by $4,667 a month. As of December 31, 1997, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 in the amount of $1,565,106. This line of credit is collateralized by the Company's headquarters building. As of September 30, 1997, there was approximately $460,000 available under this line of credit.

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

Results of Operations
---------------------

Document sales for the three month period ended December 31, 1997 decreased 7% from the three month period ended December 31, 1996. Generally, the decline was due to a decrease in retail sales as a result of the closure of the Fashion Show Mall gallery in the previous year. Retail sales in the current period amounted to 20% of total sales compared to 48% of total sales in the previous year period. The Company realized a 42% increase in auction sales in the current quarter compared to the previous year quarter. The Company conducted two auctions in the current quarter compared to one auction in the previous year period.

Cost of goods sold increased to 37 percent of net sales for the three month period ended December 31, 1997 compared to 25 percent of net sales for the three month period ended December 31, 1996. This increase is directly related to the cost of catalogs for the auction sales which amount to 12 percent of net sales for the two auctions held during the quarter ended December 31, 1997 as compared to 3 percent of net sales for the one auction held during the quarter ended December 31, 1996.
The document inventory cost of sales amounted to 25 percent of net sales for the current period compared to 22 percent of net sales for the previous year period.

Total operating expenses decreased 20% for the quarter to 51% of net sales in the current period from 60% of net sales in the previous year period. The decrease was realized largely in selling, general and administrative expenses which decreased 22% to 45% of net sales in the period ended December 31, 1997 as compared to 54% of net sales in the period ended December 31, 1996. This decrease was due to the closure of the Fashion Show Mall gallery in the previous year period; rent expense decreased 44%, salaries decreased 8%, utilities and telephone expenses decreased 30% and property taxes decreased 18% comparing the two periods. In addition in the previous year period, abnormal fees were incurred for professional services relating to the stock repurchase transaction. Depreciation expense decreased 21% comparing the three month period ended December 31, 1997 to December 31, 1996 due to the closure of the Las Vegas gallery and equipment and leasehold improvements becoming fully depreciated. Advertising expenses increased 53% for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996. The increase is largely due to the Company's new advertising programs that promoted its auction operations. Repair expenses decreased 38% comparing the two quarters largely due to the decreased cost of maintaining its mainframe computer, which was replaced with a PC client/server network.

Interest expense amounted to 5% of net sales for the quarter ended December 31, 1997, down 31% compared to 7% of net sales for the previous year quarter. The decrease is attributed to lower average outstanding loan balances in the current period including paying down on the term mortgage note that was converted to a revolving line of credit.
Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's headquarters operation. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to $40,229 operating profit for the three month period ended December 31, 1997 as compared to $65,132 operating profit for the three month period December 31, 1996. The decrease was due to a reduction in leased square footage. Also included in other income and expense in the previous year period was the gain on repurchase of common stock as discussed in Note 3 to the consolidated financial statements.











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






                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)







Date   February 11, 1998             /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)




Date   February 11, 1998             /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)