Form 10QSB
period 1998-03-31
GALLERY OF HISTORY INC
filed 1998-05-14
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB



   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the quarterly period ended   March 31, 1998


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


The Registrant had 3,208,434 shares of Common Stock, par value $.001, outstanding as of May 1, 1998.

                   Part 1  -  FINANCIAL INFORMATION


             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
___________________________________________________________________________
                                      MARCH 31,      SEPTEMBER 30,
                                        1998             1997
                                     -----------     ------------
               ASSETS
Cash                                 $    13,413     $    20,095
Accounts receivable                       83,650          59,650
Prepaid expenses                          95,720          50,928
Documents owned                        6,749,331       6,980,816
Land and building-net                  1,455,255       1,454,805
Property and equipment-net               259,367         258,536
Other assets                             172,435         168,636
                                      ----------      ----------
TOTAL ASSETS                         $ 8,829,171     $ 8,993,466
                                      ==========      ==========




            LIABILITIES
Accounts payable                     $    63,461     $    74,409
Notes payable                             56,437          62,600
Mortgage notes payable                 1,273,400       1,376,239
Deposits                                  28,175          49,570
Deferred tax                             145,885         144,043
Accrued and other liabilities            104,848          93,633
                                      ----------      ----------
TOTAL LIABILITIES                      1,672,206       1,800,494
                                      ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  10,000,000 shares authorized;
  5,917,654 shares issued                  5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Accumulated deficit                     (100,322)       (157,828)
Treasury  stock (2,709,220 and
  2,676,720 shares), at cost          (2,140,994)     (2,047,481)
                                      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY             7,156,965       7,192,972
                                      ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 8,829,171     $ 8,993,466
                                      ==========      ==========



See the accompanying notes to consolidated financial statements.

              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
______________________________________________________________________________
                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                   MARCH 31,                   MARCH 31,
                               1998         1997           1998         1997
                             --------    ---------      ---------    ---------
REVENUES                    $ 718,015   $1,030,012     $1,405,121   $1,771,771

COST OF GOODS SOLD            281,870      276,943        535,339      459,580
                             --------    ---------      ---------    ---------
GROSS PROFIT                  436,145      753,069        869,782    1,312,191
                             --------    ---------      ---------    ---------
OPERATING EXPENSES:
 Selling, general and
  administrative              413,575      380,294        725,392      780,734
 Depreciation                  19,617       21,090         38,847       45,483
 Advertising                   33,761       29,297         51,602       40,975
 Maintenance & repairs          1,603        7,587          6,043       14,807
 Loss on gallery closure         --            941           --            941
                             --------    ---------      ---------    ---------
TOTAL OPERATING EXPENSES      468,556      439,209        821,884      882,940
                             --------    ---------      ---------    ---------

OPERATING INCOME (LOSS)       (32,411)     313,860         47,898      429,251
                             --------    ---------      ---------    ---------

OTHER INCOME (EXPENSE)
 Gain on repurchase of
  common stock                   --           --             --        356,553
 Interest expense             (33,429)     (48,816)       (68,211)     (99,497)
 Other                         40,943       52,357         81,229      110,555
                             --------    ---------      ---------    ---------
TOTAL OTHER INCOME              7,514        3,541         13,018      367,611
                             --------    ---------      ---------    ---------

INCOME (LOSS) BEFORE
  INCOME TAXES                (24,897)     317,401         60,916      796,862

(PROVISION) CREDIT FOR
  INCOME TAXES                 15,390      (99,800)        (3,410)     (99,800)
                             --------    ---------      ---------    ---------
NET INCOME (LOSS)           $  (9,507)  $  217,601     $   57,506   $  697,062
                             ========    =========      =========    =========


EARNINGS PER SHARE:
  Basic                         $ --         $ .07          $ .02        $ .20
                                 ====         ====           ====         ====
  Diluted                       $ --         $ .07          $ .02        $ .20
                                 ====         ====           ====         ====


See the accompanying notes to consolidated financial statements.

                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
_____________________________________________________________________________
                                                  SIX MONTHS ENDED MARCH 31,
                                                     1998           1997
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $  57,506      $ 697,062
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                   71,545         76,514
     Gain on exchange of inventory for
       purchase of treasury stock                      --         (356,553)
     Gain on disposal of property                      --           (1,096)
     (Increase) decrease in:
       Prepaid expenses                             (44,792)       (23,491)
       Accounts receivable                          (24,000)        84,653
       Documents owned                              231,485        234,099
       Other assets                                  (3,799)        16,232
     (Decrease) increase in:
       Accounts payable                             (10,948)        (1,426)
       Customer deposits                            (21,395)           985
       Income taxes payable                            --           99,800
       Deferred tax                                   1,842           --
       Accrued and other liabilities                 11,215         15,890
                                                   --------       --------
Net cash provided by operating activities           268,659        842,669
                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                      --            2,000
  Purchase of property and equipment                (72,826)      (122,654)
                                                   --------       --------
Net cash used in investing activities               (72,826)      (120,654)
                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit                    --          137,500
  Repayments of bank line of credit                    --         (137,500)
  Proceeds from mortgage and notes payable          625,026        125,499
  Repayments of mortgage and notes payable         (734,028)      (142,559)
  Repurchase of common stock                        (93,513)      (196,955)
                                                   --------       --------
Net cash used in financing activities              (202,515)      (214,015)
                                                   --------       --------
NET INCREASE (DECREASE) IN CASH                      (6,682)       508,000
CASH, BEGINNING OF PERIOD                            20,095        115,800
                                                   --------       --------
CASH, END OF PERIOD                               $  13,413      $ 623,800
                                                   ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the three month period ended December 31, 1996:
 (1) Documents with a cost of $1,446,492 were exchanged for shares of the
     Company's common stock valued at $1,803,045.

See the accompanying notes to consolidated financial statements.

                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Six Month Period Ended March 31, 1998 and 1997
_____________________________________________________________________________


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

     4)  Earnings per Share

The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable.

In December 1997, the Company adopted SFAS No. 128, "Earnings per
Share," effective December 15, 1997. As a result the Company's reported earnings per share for 1997 were restated.


                                         For the periods ended
                                March 31, 1997              March 31, 1998
                         ___________________________  ________________________
                          Income    Shares Per-Share  Income  Shares Per-Share
                                            Amount                     Amount
                         ___________________________  ________________________

Basic EPS
  Income available to
    common shareholders  $697,062  3,404,073  $0.20   $57,506 3,213,461  $0.02

Effect of dilutive
  securities
    Options                 --          --               --      20,913
                         ___________________          _________________
Diluted EPS
  Income available to
    common shareholders
    including assumed
    conversion           $697,062  3,404,073  $0.20   $57,506 3,213,889  $0.02
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

The increase in net cash provided by operating activities in the first six months of fiscal 1998 was largely due to the decrease in the Company's document inventory. Purchases of documents during the six month period were approximately $106,000 in contrast to approximately $346,000 for cost of documents sold. An increase in prepaid expenses is attributed to prepayment for catalogs in process for an upcoming auction. Accounts receivable increased due to funds due the Company for its March 1998 auction. The Company utilizes the cash provided from operations to pay down its revolving line of credit rather than maintaining larger cash balances.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1998. Loans under the line are secured by the Company's inventory. As of March 31, 1998, there was no outstanding balance on this line of credit. In addition, the Company has a reducing principal line of credit in the amount of approximately $45,000 as of March 31, 1998, with a maturity of March 1999. The principal is reduced by $4,667 a month. As of March 31, 1998, there were no funds drawn against this line of credit. Any funds drawn bear interest at the bank's prime rate plus 1.5%. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 in the amount of $1,565,106. This line of credit is collateralized by the Company's headquarters building. As of March 31, 1998, there was $533,000 available under this line of credit.

The Company believes its current cash and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing lines of credit. In the event the Company does not generate sufficient working capital from operations, the Company will seek alternative equity and/or debt financing, the availability and terms of which cannot be assured.

Results of Operations
---------------------

Document revenues decreased 30% for the quarter and 21% for the six month period ended March 31, 1998 compared to the quarter and six month period ended March 31, 1997. Retail sales declined 87% because of the closure of the Fashion Show Mall gallery in the previous year comparing the two six month periods. Retail sales amounted to 5% of total sales for the six month period ended March 31, 1998 as compared to 31% of total sales in the previous year period. However, auction sales increased 10%, consisting of four auctions for the period ended March 31, 1998 compared to three auctions for the period ended March 31, 1997.

Cost of goods sold increased to 39 percent of revenues for the three month period ended March 31, 1998 compared to 27 percent of revenues for the three month period ended March 31, 1997. Costs were 38% of revenues for the six month period ended March 31, 1998 compared to 26% of revenues for March 31, 1997. The increase is related to the cost of catalogs for the auction sales which amount to 14% of revenues for the four auctions held during the six month period ended March 31, 1998 as compared to 5% of revenues for the three auctions held during the six month period ended March 31, 1997. The Company is increasing the mailing of its catalogs and is averaging approximately $30,000 for catalogs and $16,000 in mailing cost for each auction held in the current six month period compared to an average catalog cost of approximately $18,300 and mailing cost of $6,500 per auction in the previous year six month period. The document inventory cost portion of total cost of goods sold increased slightly due to the greater share of sales at wholesale/auction pricing compared to retail pricing.

Total operating expenses increased 7% comparing the 1998 quarter to the 1997 quarter and total expenses decreased 7% comparing the six month periods. The increase, comparing the quarter periods, related to higher advertising and selling expenses. The decrease, comparing the six month periods, was realized largely in selling, general and administrative expenses. Selling, general and administrative expenses increased 9% or 58% of net sales for the quarter ended March 31, 1998 compared to 37% of net sales for the quarter ended March 31, 1997. This increase was largely due to approximately $50,000 the Company has written off as a miscellaneous expense for non-authentic material. Comparing the six month periods, selling, general and administrative expenses decreased largely due to the closure of the Fashion Show Mall gallery in the previous year period. Rent expense decreased 50%, salaries and payroll taxes decreased 2%, utilities and telephone expenses decreased 32% and property taxes decreased 13% comparing the two periods. In addition in the previous year six month period, abnormal fees were incurred for professional services relating to the stock repurchase transaction. Depreciation expense decreased 7% comparing the three month period ended March 31, 1998 to March 31, 1997 and 15% comparing the two six month periods. The decrease was due to the closure of the Las Vegas gallery and equipment and leasehold improvements becoming fully depreciated. Advertising expenses increased 15% for the quarter ended March 31, 1998 or 5% of net sales compared to 2% of net sales for the quarter ended March 31, 1997. Advertising increased 26% to 4% of net sales for the six month period ended March 31, 1998 compared to 2% of net sales for the six month period ended March 31, 1997. The Company is continuing to expand its campaigns to promote its auction operations. Repair expenses decreased 79% comparing the two quarters and decreased 59% comparing the six month periods largely due to the decreased cost of maintaining its mainframe computer, which was replaced with a PC client/server network.

Interest expense decreased 32% comparing the quarter ended March
31, 1998 to the quarter ended March 31, 1997 and decreased 31% or 5% of net sales for the six month period ended March 31, 1998 compared to 6% of net sales for the six months ended March 31, 1997. The decrease is attributed to lower average outstanding loan balances in the current period including paying down on the term mortgage note that was converted to a revolving line of credit. Included in other income and expense in the previous year period was the gain on repurchase of common stock as discussed in Note 3 to the consolidated financial statements.














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









                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)








Date   May 14, 1998                  /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)




Date   May 14, 1998                  /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)