Form 10QSB
period 1998-06-30
GALLERY OF HISTORY INC
filed 1998-07-31
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended   June 30, 1998

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



The Registrant had 3,195,934 shares of Common Stock, par value $.001, outstanding as of July 15, 1998.

                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                       JUNE 30,      SEPTEMBER 30,
                                         1998            1997
                                     -----------     ------------
               ASSETS
Cash                                 $    51,820     $    20,095
Accounts receivable                       47,810          59,650
Prepaid expenses                          72,916          50,928
Documents owned                        6,719,713       6,980,816
Land and building-net                  1,442,628       1,454,805
Property and equipment-net               246,375         258,536
Other assets                             170,119         168,636
                                      ----------      ----------
TOTAL ASSETS                         $ 8,751,381     $ 8,993,466
                                      ==========      ==========




            LIABILITIES
Accounts payable                     $    34,049     $    74,409
Notes payable                             53,263          62,600
Mortgage notes payable                 1,200,327       1,376,239
Deposits                                  28,310          49,570
Deferred tax                             145,885         144,043
Accrued and other liabilities             96,567          93,633
                                      ----------      ----------
TOTAL LIABILITIES                      1,558,401       1,800,494
                                      ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  10,000,000 shares authorized;
  5,917,654 shares issued                  5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Accumulated deficit                      (64,307)       (157,828)
Treasury  stock (2,709,220 and
  2,676,720 shares), at cost          (2,140,994)     (2,047,481)
                                      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY             7,192,980       7,192,972
                                      ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 8,751,381     $ 8,993,466
                                      ==========      ==========


See the accompanying notes to consolidated financial statements.


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
______________________________________________________________________
                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                   JUNE 30,                     JUNE 30,
                               1998         1997           1998         1997
                             --------    ---------      ---------    ---------
REVENUES                   $  692,288   $  670,944     $2,097,409   $2,442,715

COST OF GOODS SOLD            277,059      193,740        812,398      653,320
                            ---------    ---------      ---------    ---------
GROSS PROFIT                  415,229      477,204      1,285,011    1,789,395
                            ---------    ---------      ---------    ---------
OPERATING EXPENSES:
 Selling, general and
  administrative              356,397      343,809      1,081,789    1,124,544
 Depreciation                  17,010       17,632         55,857       63,115
 Advertising                   15,504       33,476         67,106       74,451
 Maintenance & repairs          2,060        8,386          8,103       23,192
 Loss on gallery closure         --           --             --            941
 Restructuring charge            --        217,438           --        217,438
                            ---------    ---------      ---------    ---------
TOTAL OPERATING EXPENSES      390,971      620,741      1,212,855    1,503,681
                            ---------    ---------      ---------    ---------
OPERATING INCOME (LOSS)        24,258     (143,537)        72,156      285,714
                            ---------    ---------      ---------    ---------
OTHER INCOME (EXPENSE)
 Gain on repurchase of
  common stock                   --           --             --        356,553
 Interest expense             (32,373)     (50,252)      (100,584)    (149,749)
 Other                         41,207       51,946        122,436      162,501
                            ---------    ---------      ---------    ---------
TOTAL OTHER INCOME              8,834        1,694         21,852      369,305
                            ---------    ---------      ---------    ---------

INCOME (LOSS) BEFORE
  INCOME TAXES                 33,092     (141,843)        94,008      655,019

(PROVISION) CREDIT FOR
  INCOME TAXES                  2,923       92,356           (487)      (7,444)
                            ---------    ---------      ---------    ---------
NET INCOME (LOSS)          $   36,015   $  (49,487)    $   93,521   $  647,575
                            =========    =========      =========    =========


EARNINGS (LOSS) PER SHARE:
  Basic                         $ .01        $(.02)         $ .03        $ .19
                                 ====         ====           ====         ====
  Diluted                       $ .01        $(.02)         $ .03        $ .19
                                 ====         ====           ====         ====


See the accompanying notes to consolidated financial statements.


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
______________________________________________________________________________
                                                  NINE MONTHS ENDED JUNE 30,
                                                     1998           1997
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $  93,521      $ 647,575
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                  105,068        109,979
     Gain on exchange of inventory for
       purchase of treasury stock                      --         (356,553)
     Gain on disposal of property                      --           (1,096)
     (Increase) decrease in:
       Prepaid expenses                             (21,988)         3,799
       Accounts receivable                           11,840         67,841
       Documents owned                              261,103        187,954
       Other assets                                  (1,483)       239,144
     (Decrease) increase in:
       Accounts payable                             (40,360)       (10,992)
       Customer deposits                            (21,260)        17,219
       Deferred tax                                   1,842           --
       Accrued and other liabilities                  2,934          8,372
                                                  ---------       --------
Net cash provided by operating activities           391,217        913,242
                                                  ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                      --            2,000
  Purchase of property and equipment                (80,730)       (73,798)
                                                  ---------       --------
Net cash used in investing activities               (80,730)       (71,798)
                                                  ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank line of credit                    --          137,500
  Repayments of bank line of credit                    --         (137,500)
  Proceeds from mortgage and notes payable          825,026         55,000
  Repayments of mortgage and notes payable       (1,010,275)      (334,635)
  Repurchase of common stock                        (93,513)      (211,436)
                                                  ---------       --------
Net cash used in financing activities              (278,762)      (491,071)
                                                  ---------       --------
NET INCREASE IN CASH                                 31,725        350,373
CASH, BEGINNING OF PERIOD                            20,095        115,800
                                                  ---------       --------
CASH, END OF PERIOD                              $   51,820      $ 466,173
                                                  =========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the nine month period ended June 30, 1997:
 (1) Documents with a cost of $1,446,492 were exchanged for shares of the Company's common stock valued at $1,803,045.

See the accompanying notes to consolidated financial statements.

                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Month Period Ended June 30, 1998 and 1997
_____________________________________________________________________________


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

In May 1997, the Company purchased 5,000 shares of its common stock at a price of $2.875. In September 1997, it purchased 12,000 shares at $2.75; in October 1997, it purchased 30,000 at $2.865; in December 1997, it purchased 2,500 shares at $2.563 and July 2, 1998, the Company purchased 12,500 shares at $3.25.

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



                                         For the periods ended
                                 June 30, 1997               June 30, 1998
                         ___________________________  ________________________
                          Income    Shares Per-Share  Income  Shares Per-Share
                                            Amount                     Amount
                         ___________________________  ________________________

Basic EPS
  Income available to
    common shareholders  $647,575  3,354,499  $0.19   $93,521 3,210,036  $0.03

Effect of dilutive
  securities
    Options                 --          --               --      24,853
                         ___________________          _________________
Diluted EPS
  Income available to
    common shareholders
    including assumed
    conversion           $647,575  3,354,499  $0.19   $93,521 3,234,889  $0.03
                         ==========================   ========================







     5)  Restructuring Charge

The restructuring charge appearing in the period ended June 30, 1997, represents the write down of certain assets, principally the Company's book inventory.

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

The increase in net cash provided by operating activities for the nine months ended June 30, 1998 was largely due to the decrease in the Company's document inventory. Purchases of documents during the nine month period ended June 1998 were approximately $225,000 compared to approximately $270,000 for the nine month period ended June 1997. An increase in prepaid expenses is attributed to the prepayment for catalogs in process for an upcoming auction. The Company utilizes the cash provided from operations to pay down its mortgage revolving line of credit rather than maintaining larger cash balances. In addition, the Company has also utilized cash generated from operations to purchase shares of its Common Stock in the open market or privately negotiated transactions.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1999. Loans under the line are secured by the Company's inventory. As of June 30, 1998, there was no outstanding balance on this line of credit. In addition, the Company has a reducing principal line of credit in the amount of approximately $35,000 as of June 30, 1998, with a maturity of March 1999. The principal is reduced by $4,667 a month. As of June 30, 1998, there were no funds drawn against this line of credit. Any funds drawn bear interest at the bank's prime rate plus 1.5%. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 in the amount of $1,565,106. This line of credit is collateralized by the Company's headquarters building. As of June 30, 1998, there was $592,775 available under this line of credit with a mortgage balance of $1,200,327. As stated above, all excess cash is applied against this loan rather than maintaining excessive cash balances.

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

Results of Operations
---------------------
Document revenues increased 3% comparing the quarter period ended
June 1998 to June 1997. Revenues decreased 14% for the nine month period ended June 30, 1998 compared to the nine month period ended June 30, 1997. This nine month period decrease is the result of the closure of the Fashion Show Mall gallery in March 1997. Retail sales decreased 65% comparing the nine month periods, of which the closure amounted to 74% of the decrease. Retail sales amounted to 14% of total sales for the nine month period ended June 30, 1998 as compared to 33% of total sales for the nine month period ended June 30, 1997. Auction sales increased 14% comparing the quarter periods and 11% comparing the two nine month periods. Both quarter periods had two auctions included; six auctions were held in the nine month period ended June 30, 1998 compared to five auctions held in the previous year period.

Cost of goods sold increased to 40% of revenues for the three month period ended June 30, 1998 compared to 29% of revenues for the three month period ended June 30, 1997. Costs of goods sold were 39% of revenues for the nine month period ended June 30, 1998 compared to 27% of revenues for June 30, 1997. The increase is related to the cost of printing and mailing the catalogs for the auction sales which amount to 18% of revenues for the three month period ended June 30, 1998 compared to 13% for the three month period ended June 30, 1997. Catalog costs amounted to 16% of revenues for the nine month period ended June 30, 1998 as compared to 8% for the nine month period ended June 30, 1997. The Company is testing new markets in an effort to expand its bidder base. As a result, the Company is printing and mailing a substantial number of its catalogs in excess of its proven bidder population. The Company is averaging approximately $30,000 for catalogs and $18,000 in mailing cost for each auction held in the current nine month period compared to an average catalog cost of approximately $25,000 and mailing cost of $10,500 per auction in the previous year nine month period. The document inventory cost portion of total cost of goods sold increased slightly due to the greater share of sales at wholesale/auction pricing compared to retail pricing.

In the quarter ended June 1997, the Company incurred a $217,438 restructuring charge due to the change in the nature of its business by shifting from retail sales to wholesale/auction sales. The major portion of this charge was a write down in the Company's book inventory, that was previously sold through its retail galleries. Total operating expenses, without including the restructuring charge in the comparison, decreased 3% to 56% of revenues for the quarter ended June 30, 1998 from 60% of revenues for the quarter ended June 30, 1997. Total operating expenses decreased 6% to 58% of revenues for the nine month period ended June 30, 1998 compared to 53% of revenues for the nine months ended June 30, 1997. The decrease is a result of a decrease in advertising cost and repair charges. Advertising decreased to 2% of revenues for the quarter period ended June 30, 1998 compared to 5% for the quarter ended June 30, 1997. Advertising costs amount to 3% of revenues for both the nine months ended June 1998 and 1997. Maintenance and repair expenses decreased 75% comparing the two quarters and decreased 65% comparing the nine month periods largely due to the decreased cost of maintaining its mainframe computer, which was replaced with a PC client/server network. Selling, general and administrative expenses increased 4% and were 51% of revenues for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. This increase was largely due to an 11% increase in salaries comparing the quarters reflecting retroactive pay increases. Comparing the nine month periods, selling, general and administrative expenses decreased 4% largely due to the closure of the Fashion Show
Mall gallery in the previous year period. Rent expense decreased 40%, utilities and telephone expenses decreased 32% and property taxes decreased 12% comparing the two periods. In addition, in the previous year nine month period, abnormal fees were incurred for professional services relating to the stock repurchase transaction. Depreciation expense decreased 4% comparing the three month period ended June 30, 1998 to June 30, 1997 and 11% comparing the two nine month periods. The decrease was due to the closure of the Las Vegas gallery and equipment and leasehold improvements becoming fully depreciated.

Interest expense decreased 36% to 5% of revenues for the three month period ended June 30, 1998 from 7% of revenues for the quarter ended June 30, 1997. Interest decreased 33% to 5% of revenues for the nine month period ended June 30, 1998 compared to 6% of revenues for the nine months ended June 30, 1997. The decrease is attributed to lower average outstanding loan balances in the current period including paying down on the term mortgage note that was converted to a revolving line of credit. Included in other income and expense in the previous year period was the gain on repurchase of common stock as discussed in Note 3 to the consolidated financial statements.







                         Part II - Other Information

Item 1-3.	None.

Item 4.		Submission of Matters to a Vote of Security Holders.

	On June 5, 1998, the Company held its annual meeting of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Arthur Andersen LLP, as the Company's independent auditors for the fiscal year ending September 30, 1998.

	At the Meeting the following Directors were elected by a vote of 1,160,648 for and 101 withholding authority: Todd M. Axelrod, Rod Lynam, Pamela Axelrod, Roger Croteau and Bernard Duke. Voting for the appointment of Arthur Andersen LLP, as the Company's independent auditors, 1,160,680 shares were in favor and 69 shares abstain.


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







                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)










Date   July 31, 1998                 /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)







Date   July 31, 1998                 /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)