Form 10KSB
period 1998-09-30
GALLERY OF HISTORY INC
filed 1998-12-10
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30, 1998

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

Issuer's revenues for the most recent fiscal year:   $2,818,097.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (649,675 shares) as of December 1, 1998 was approximately $5,034,981 based upon $7.75, the price at which the stock was sold on such date.

The Registrant had 2,782,392 shares of Common Stock outstanding as of December 1, 1998.

Documents Incorporated by Reference: None

                                   PART I

Item 1. Description of Business
        -----------------------
        Business Development
        --------------------
The Gallery of History, Inc. (hereinafter the "Registrant" or the "Company") was incorporated in the State of Nevada on November 10, 1981.

        The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 177,000 different documents. Retail sales of documents are made from two galleries located at its headquarters in Las Vegas, Nevada and at Georgetown Park in Washington, D.C. Documents are largely sold through auctions and its headquarters location to other dealers and collectors.

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

        In early fiscal 1997, the Company formed a new division, called Gallery of History Direct, dedicated to the issuance of bi-monthly catalogs employing a mail/phone/fax/internet auction format featuring original historical documents. Throughout fiscal 1998, the Company held eight auctions. During fiscal 1997, the Company held seven auctions.



Inventory of Documents Owned
----------------------------
        The Company purchases documents principally at auctions and from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory.

        In order to catalogue its diverse inventory, the Company has a personal computer client server network. The computer system allows the Company's sales staff to identify inventory held in the Company's central repository and in its headquarters and Washington, D.C. galleries. The staff can obtain descriptions of the documents and even obtain images of the documents to exhibit to customers.



Clientele
---------
        The Company has two primary marketing strategies. The first is its direct sales approach via auctions and a catalog program. Originating from its Corporate Headquarters, the Company developed a wholesale sales program directed at autograph dealers, auction houses, major customers and corporations. Its catalog program will distribute seven or eight different catalogs per year to its own retail customers, collectors and dealers of historical documents and a pre-qualified test market.

        The Company's other primary marketing strategy is its retail operation conducted through two locations, its headquarters in Las Vegas, Nevada and a gallery located in Washington D.C. The marketing effort is to attract persons who have not necessarily had an awareness of the existence of historical documents available for private sale. The Company's staff is generally required to educate its potential customers, who may be initially dubious of the authenticity of documents owned and offered for sale by the Company. When the Company has satisfied the prospective customer regarding authenticity, interest in purchasing historically significant signatures, letters and documents can be fostered.

        For the year ended September 30, 1998, the Company sold approximately 2,500 documents with an average single document sales price of approximately $1,125. During the fiscal year ended September 30, 1997, the Company generated sales of $570,950, which were attributable to customers whose purchases accounted for at least 10% of total document sales. There was no individual customer whose purchases totaled over 10% of sales for the year ended September 30, 1998. None of these major customers have any direct relationship with the Company.



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

        The Company makes available to its customers a ten-year Certificate of Authenticity, which obligates the Company to refund to the customer the purchase price paid if any document is proven non-authentic. Should the Company's determination of authenticity of documents be erroneous, it would be likely to suffer a loss as a consequence thereof unless redress by the Company against the seller of the documents could be obtained. The Company does not carry any insurance and is currently not aware of any entity which would offer or underwrite such insurance at commercially reasonable rates to protect it against a loss arising from either the purchase of documents lacking authenticity or claims by customers for recovery against the Certificates of Authenticity it issues. Claims made against the Company pursuant to its Certificates of Authenticity since the inception of the Company in 1981 are as follows: one claim of $18,000 in fiscal 1987; one claim of $60,000 in fiscal 1992; three claims totaling $20,015 in fiscal 1993; and one claim of $45,330 in fiscal 1998. Accordingly, the Company has not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.



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

        In the past several years, many autograph dealers have closed their retail gallery operations and are attempting to sell their inventories through an auction format. In addition, many of the upscale malls are remerchandising for middle-market masses as the consumer looks for warehouse shopping. Since closing the Company's Fashion Show gallery in March 1997, the majority of the Company's sales have been through its auction-wholesale efforts at the Company's headquarters location. Thus, the Company has strategically moved towards marketing through a mail/phone/fax/internet auction format with an occasional live auction.

        When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

        In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. If, however, prices for historical documents significantly increase, the resale/wholesale value of the Company's 177,000 document inventory would be positively affected. The Company does accept consignments for its auctions. To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the hammer price.

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



Employees
---------
As of December 1, 1998, the Company had eleven full-time and four part-time employees, in addition to its four executive officers.



Item 2. Properties
        ----------
        The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 15,580 square feet and leases or is offering to lease the remaining space to others. As of December 1, 1998, 11,126 square feet was being leased to seven tenants for an aggregate monthly rental of $16,900 under leases expiring at varying times from February 1999 through June 2011. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance.

        The Company's Georgetown Park, Washington D.C. gallery opened in October 1989 with a lease expiring in September 1999. The gallery has 739 square feet.

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



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended September
30, 1998.

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

                                           High                Low
                                           Bid                 Bid
                                           -----              -----
Fiscal 1997
-----------
 October 1, 1996 - December 31, 1996       3-1/4              1-1/2
 January 1, 1997 - March 31, 1997          3-1/4              2-3/4
 April 1, 1997 - June 30, 1997             3-1/4              2-3/4
 July 1, 1997 - September 30, 1997         2-7/8              2-3/4



Fiscal 1998
-----------
 October 1, 1997 - December 31, 1997       3                  2-1/4
 January 1, 1998 - March 31, 1998          2-3/4              2-1/2
 April 1, 1998 - June 30, 1998             2-3/4              2-3/4
 July 1, 1998 - September 30, 1998         2-7/8              1-1/2



        (b) As of December 1, 1998 there were approximately 140 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported approximately 261 beneficial owners of the Company's common stock as of April 16, 1998.


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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

         Liquidity and Capital Resources
         -------------------------------
        The Company has in the past acquired documents in excess of current needs to accommodate future growth and appreciation. Because of this, the Company believes it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle. Therefore, the Company presents in its financial statements an unclassified balance sheet. Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable. Cash, accounts receivable and prepaid expenses (approximately $393,500 at September 30, 1998) exceeded the aggregate of short-term liabilities (including the current portion of long-term debt) by approximately $111,500. This compares to approximately $165,000 of short-term liabilities in excess of cash, accounts receivable and prepaid expenses as of September 30, 1997.

        The Company has a bank line of credit in the amount of $100,000 through July 1999. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%.
As of September 30, 1998, there were no funds drawn against this line of credit. In addition, the Company has a reducing principal line of credit in the amount of approximately $20,000 as of September 30, 1998, with a maturity of March 1999. The principal is reduced by $4,667 a month. As of September 30, 1998, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%. The Company's term mortgage note that was converted to a reducing revolving line of credit in 1997 in the amount of $1,839,523 has a 9% interest rate and a maturity date of July 2002. As of September 30, 1998, there was an outstanding balance due of $467,778 giving $1,311,988 available under this line of credit. In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod and his wife, Pamela. This note is due in three years with interest payments monthly at a rate of 8.75%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company cannot predict the extent to which similar sources will be available to fund future operations. Accordingly, there is no assurance that the Company's historical means of fulfilling its cash needs, or that other means, will be available in the foreseeable future. The Company will not be showing substantial cash balances because it is to the Company's advantage to reduce its outstanding line of credit balance.

        The Company believes that, by appropriately managing the timing and amount of additional document acquisitions and generating new revenues from its headquarters operations, the Company's current cash and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing lines of credit.

        Net cash provided from operating activities exceeded cash used for operating activities for the fiscal year ended September 30, 1998, largely due to the net income generated and a reduction in the Company's existing document inventory. Cash provided from operations was offset with a large increase in accounts receivable, resulting from an auction at the end of the current fiscal year. The cash generated from operations was primarily used to reduce the Company's line of credit and the repurchase of its Common Stock.

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

        During the past two fiscal years, the Company has not experienced any adverse impact arising from inflation. However, in the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to its market, may be adversely affected. Thus, although the retail and wholesale values of the Company's existing inventory might be favorably affected by increasing prices, passing along such increases to customers could have an inhibiting effect on the Company's overall business. Management of the Company actually believes that tangible collectibles move inversely with financial assets over the long term. As a result, during times of greater inflationary expectations, tangible collectibles may actually be the beneficiary of greater interest.

        The Company anticipates no material commitments for capital expenditures at the present time as the Company is not currently contemplating additional gallery expansion. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations. Manafement has analyzed its Year 2000 issues and does not anticipate any material effect to its operations or financial condition.





Results of Operations
---------------------

Fiscal 1998 Compared to Fiscal 1997
-----------------------------------

        Document sales decreased 7% comparing fiscal 1998 to 1997 because of a reduction in retail sales largely due to the closure of the Fashion Show mall gallery in March 1997. Retail sales accounted for 5% of total sales for the fiscal year ended September 1998 compared to 20% of total sales in 1997. The Fashion Show gallery accounted for 13% of total sales for the fiscal year 1997. Auction sales increased 15% in fiscal 1998 over fiscal year 1997. The Company conducted eight auctions in fiscal 1998 compared to seven in fiscal 1997. Fiscal 1998 was the Company's second year since its shift from the gallery-retail sales approach to an auction environment. Through its experience, the Company will continue to expand its bidder base and test new markets.


        Total cost of sales increased 28% to 39% of net sales for fiscal 1998 as compared to 28% of net sales for fiscal 1997. This increase is attributed to the costs of printing and mailing of the auction catalogs which amounted to 14% of net sales in fiscal 1998 compared to 7% of net sales in fiscal 1997. Average printing and mailing cost of the catalogs for the fiscal 1998 auctions was $48,569 compared to an average cost of $30,361 for the fiscal 1997 auctions. This increase is attributed to the Company mailing a substantial number of catalogs in excess of its proven bidder base to test new markets. Cost of documents amounted to 25% of net sales for fiscal 1998 compared to 21% of net sales for fiscal 1997 due to fiscal 1997 including a greater amount of sales at retail pricing.

        Total operating expenses decreased 13% to 58% of net sales for fiscal 1998 compared to 62% of net sales for fiscal 1997. The decrease was largely due to a restructuring charge incurred by the Company in fiscal 1997, which amounted to 7% of net sales. Selling, general and administrative expenses increased 1% to 52% of net sales for fiscal 1998 from 48% of net sales for fiscal 1997. Approximately $80,000 was incurred in 1998 for the write off of non-authentic material which was the result of the Company's continuing effort to evaluate and authenticate its document inventory. Travel expenses increased 33% and salaries increased 2% compared to fiscal 1997 due to the auction operation. Depreciation expenses decreased 9% in fiscal 1998 from fiscal 1997 largely due to equipment and leasehold improvements becoming fully depreciated. Advertising expenses decreased 10% comparing fiscal 1998 to fiscal 1997 due to a more selective approach in the Company's advertising campaigns. Maintenance and repair costs decreased 57% in fiscal 1998 compared to fiscal 1997, due to the reduced cost of maintaining its mainframe computer, which was replaced with a PC client/server network.

        Interest expense decreased 27% to 5% of net sales for fiscal 1998 as compared to 6% of net sales for fiscal 1997. The decrease in interest expense can be attributed to the lower average outstanding loan balances in the current year.

        Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate square footage occupied by the Company's headquarters
operation to the total leasable space of the building.   The remaining
building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $160,000 operating profit for fiscal 1998 as compared to approximately $200,000
operating profit for fiscal 1997.   The decrease is a result of a reduction
in leased square footage.   Also included in other income and expense in the
previous fiscal year was the gain on repurchase of common stock as discussed in Note 10 of the notes to consolidated financial statements.

Item 7. Financial Statements.
        ---------------------





                              TABLE OF CONTENTS
                              -----------------


                                                               PAGE
                                                               ----

          Independent Auditors' Report . . . . . . . . . . . .  12



          Consolidated Balance Sheets - September 30,
          1998 and 1997. . . . . . . . . . . . . . . . . . . .  13



          Consolidated Statements of Operations for
          the Years ended September 30, 1998 and 1997. . . . .  14



          Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended September 30,
          1998 and 1997. . . . . . . . . . . . . . . . . . . .  15



          Consolidated Statements of Cash Flows for the Years
          ended September 30, 1998 and 1997. . . . . . . . . .  16



          Notes to Consolidated Financial Statements . . . . .  18












                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------



To the Board of Directors and Stockholders of Gallery of History, Inc.:



We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries as of
September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.







                                         /s/ ARTHUR ANDERSEN LLP
                                         -----------------------
                                         ARTHUR ANDERSEN LLP






Las Vegas, Nevada
October 23, 1998







GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS
SEPTEMBER 30, 1998 AND 1997
___________________________________________________________________
                                   Notes        1998         1997
                                   -----        ----         ----
         ASSETS
Cash                                       $   15,069   $   20,095
Accounts receivable                           293,986       59,650
Prepaid expenses                               84,421       50,928
Documents owned                     1,10    6,557,812    6,980,816
Land and building-net              2,5,8    1,430,002    1,454,805
Property and equipment-net         1,2,5      235,004      258,536
Other assets                         3        163,510      168,636
                                            ---------    ---------
TOTAL ASSETS                               $8,779,804   $8,993,446
                                            =========    =========



       LIABILITIES
Accounts payable                           $   82,050   $   74,409
Notes payable                        5        517,803    1,438,839
Indebtedness to related parties     4,5     1,000,000         --
Deposits                                       31,596       49,570
Deferred tax                                  170,524      144,043
Accrued and other liabilities                  92,619       93,633
                                            ---------    ---------
TOTAL LIABILITIES                           1,894,592    1,800,494
                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES        8


   STOCKHOLDERS' EQUITY
Common stock: $.001 par value;
  authorized, 10,000,000 shares;
  5,917,654 shares issued;
  5,917,654 outstanding             6,10        5,918        5,918
Additional paid-in-capital                  9,392,363    9,392,363
Accumulated deficit                           (82,073)    (157,828)
Common stock in treasury (2,855,120
  and 2,676,720 shares), at cost           (2,430,996)  (2,047,481)
                                            ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  6,885,212    7,192,972
                                            ---------    ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $8,779,804   $8,993,466
                                            =========    =========

See the accompanying notes to consolidated financial statements.
________________________________________________________________

GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
___________________________________________________________________
                                   Notes      1998         1997
                                   -----      ----         ----
REVENUES                             1     $2,818,097   $3,029,405

COST OF REVENUES                            1,101,661      857,609
                                            ---------    ---------
GROSS PROFIT                                1,716,436    2,171,796
                                            ---------    ---------

OPERATING EXPENSES:
 Selling, general and administrative        1,462,727    1,454,907
 Depreciation                       1,2        73,042       80,702
 Advertising                                   82,870       92,079
 Maintenance and repairs             1         11,708       27,070
 Loss on gallery closures                        --            941
 Restructuring charge                3           --        217,438
                                            ---------    ---------
TOTAL OPERATING EXPENSES                    1,630,347    1,873,137
                                            ---------    ---------
OPERATING PROFIT                               86,089      298,659
                                            ---------    ---------

OTHER INCOME (EXPENSE):
 Gain on repurchase of stock                     --        356,553
 Interest expense                            (132,972)    (182,250)
 Other, net                          8        147,764      205,662
                                            ---------    ---------
TOTAL OTHER INCOME (EXPENSE)                   14,792      379,965
                                            ---------    ---------

INCOME BEFORE INCOME TAXES                    100,881      678,624


PROVISION FOR INCOME TAXES          1,7        25,126      146,343
                                            ---------    ---------

NET INCOME                                 $   75,755   $  532,281
                                            =========    =========

EARNINGS PER SHARE                   9
  Basic                                         $ .02        $ .16
                                                 ====         ====
  Diluted                                       $ .02        $ .16
                                                 ====         ====


See the accompanying notes to consolidated financial statements.
________________________________________________________________

GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
_____________________________________________________________________________

                              Additional                Common
               Common Stock    Paid-in   Accumulated   Stock in
             Shares Par Value  Capital     Deficit     Treasury       Total
             ------ ---------  -------     -------     --------       -----

BALANCE
AT 9/30/96  5,917,654 $5,918 $9,392,363  $(690,109)        --      $8,708,172

Repurchase
Common Stock,
at cost
(2,676,720
shares)          --     --         --         --      (2,047,481)  (2,047,481)

Net Income       --     --         --      532,281          --        532,281

            ---------  -----  ---------   --------    ----------    ---------
BALANCE
AT 9/30/97  5,917,654 $5,918 $9,392,363  $(157,828)  $(2,047,481)  $7,192,972


Repurchase
Common Stock,
at cost
(178,400
shares)          --     --        --          --        (383,515)    (383,515)

Net Income       --     --        --        75,755          --         75,755
            ---------  -----  ---------   --------    ----------    ---------

BALANCE
AT 9/30/98  5,917,654 $5,918 $9,392,363  $ (82,073)  $(2,430,996)  $6,885,212
            =========  =====  =========   ========    ==========    =========



See the accompanying notes to consolidated financial statements.
________________________________________________________________


GALLERY  OF  HISTORY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
___________________________________________________________________


                                                  1998          1997
                                                  ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                     $  75,755     $ 532,281

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                  138,766       143,400
  Gain on exchange of inventory for
    common stock                                              (356,553)
  (Gain) loss on disposal of property              7,738        (4,315)
  (Increase) decrease in:
    Accounts receivable                         (234,336)       38,651
    Prepaid expenses                             (33,493)        2,270
    Documents owned (a)                          423,004       250,417
    Other assets                                   5,126       235,150
  Increase (decrease) in:
    Accounts payable                               7,641        (9,708)
    Deposits                                     (17,974)       19,497
    Deferred tax                                  26,481       144,043
    Accrued and other liabilities                 (1,014)        2,930
                                                --------      --------
Net cash provided by operating activities        397,694       998,063
                                                --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and
  building improvements                          (98,169)     (105,403)
Proceeds from sale of property
  and equipment                                     --           2,000
Purchase of documents (a)                           --            --
                                                --------      --------
Net cash used for investing activities           (98,169)     (103,403)
                                                --------      --------




(a) Historically, the Company has normally acquired documents in excess of current needs when purchasing opportunities are favorable to accommodate future growth and appreciation. Purchases of $271,294 and $331,858 in fiscal 1998 and 1997 included in the net decrease in inventory of documents and frames owned ($423,004 in fiscal 1998 and $250,417 in fiscal 1997) are shown as an operating activity above, without an allocation to investing activities, because it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle.

                                                                   (Continued)






GALLERY  OF  HISTORY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
_____________________________________________________________________

                                                  1998          1997
                                                  ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from bank lines of credit            $     --       $ 137,500
Repayments of bank lines of credit                  --        (137,500)
Proceeds from notes payable                    2,352,903        55,000
Repayments of notes payable                   (2,273,939)     (800,929)
Repurchase of common stock                      (383,515)     (244,436)
                                               ---------      --------
Net cash used for financing activities          (304,551)     (990,365)
                                               ---------      --------
NET DECREASE IN CASH                              (5,026)      (95,702)

CASH, BEGINNING OF YEAR                           20,095       115,800
                                               ---------      --------
CASH, END OF YEAR                             $   15,069     $  20,095
                                               =========      ========






SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the year for interest        $  130,820     $ 195,276
                                               =========      ========
Cash paid during the year for income taxes    $   18,800     $  22,750
                                               =========      ========



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







See the accompanying notes to consolidated financial statements.
________________________________________________________________


GALLERY OF HISTORY, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________

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

Unclassified Balance Sheets - The Company includes in its financial statements unclassified balance sheets because it believes that such presentation is more meaningful as a consequence of the Company's policy of acquiring documents in excess of its current needs, and it is not practicable to determine what portion of the documents owned will be sold within the next twelve months.

Accounts Receivable - Management reviews the collectibility of accounts receivable and establishes an allowance if collection is deemed unlikely. As of September 30, 1998 and 1997, no allowances were deemed necessary.

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

Revenue - Revenue is recognized when the sale is consummated.

Major Customers - Document sales attributable to major customers (i.e., individual customers whose purchases account for 10% or more of total document
sales) aggregated $570,950 for the year ended September 30, 1997.   There was
no individual customer whose purchases totaled over 10% of sales for the year ended September 30, 1998. None of the customers have any direct relationship with the Company.

Income Taxes - Income taxes, where applicable, are provided at statutory
rates.   Deferred income taxes are recognized for income and expense items which are reported for tax purposes in different years than for financial accounting purposes.



2.	PROPERTY, EQUIPMENT, LAND AND BUILDING

Property and equipment and land and building at September 30, 1998 and 1997 consist of the following:

                              Estimated
                               Service
                                Lives         1998         1997
                               -------        ----         ----
Land                                      $  580,000   $  580,000
Building                      30 years     1,428,751    1,403,377
                                           ---------    ---------
Total cost                                 2,008,751    1,983,377
Less accumulated depreciation                578,749      528,572
                                           ---------    ---------
Land and building - net                   $1,430,002   $1,454,805
                                           =========    =========
Equipment and furniture        5 years    $  647,092   $1,023,677
Leasehold improvements       5-15 years      337,905      338,145
                                           ---------    ---------
Total cost                                   984,997    1,361,812
Less accumulated depreciation
  and amortization                           749,993    1,103,276
                                           ---------    ---------
Property and equipment - net              $  235,004   $  258,536
                                           =========    =========


3.	OTHER ASSETS
Other assets at September 30, 1998 and 1997 consist of the following:

                                             1998         1997
                                             ----         ----
Book inventory net of amortization        $ 14,780     $ 15,762
Framing raw materials inventory            143,908      144,587
Other                                        4,822        8,287
                                           -------      -------
Total                                     $163,510     $168,636
                                           =======      =======

A restructuring charge was incurred during fiscal 1997 representing the write down of certain assets, principally the Company's book inventory associated with the Company's retail sales operations. The Company recently restructured the nature of its business away from retail sales to wholesale/auction sales.



4.	RELATED PARTIES

In May 1994, the Company borrowed $110,000 from Pamela Axelrod, a Vice President of the Company. The loan was paid in full during fiscal 1997. In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod, the President of the Company and his wife, Pamela. The loan bears interest at 8.75%. The loan is a three year note with interest only payment monthly. The proceeds of this loan were used to pay down the Company's mortgage on its building which was at a higher interest rate. Interest expense on related party notes was $243 during fiscal year 1998.

The Company purchased catalogs for its auction operation from Nanna Corp. During fiscal 1998, the Company paid $157,500 to Nanna Corp. for catalogs for eight auctions. During fiscal 1997, the Company paid $146,500 for catalogs for seven auctions. The Company believes that such purchase prices were substantially comparable to what it would have had to pay an unrelated supplier. As of the June 1998 auction, the Company began utilizing a different source for its catalog printing.



5.  NOTES PAYABLE AND INDEBTEDNESS TO RELATED PARTIES

Debt consists of the following at September 30:

                                                        1998          1997
                                                        ----          ----
Reducing revolving line of credit in the amount
 of $1,839,523.  The line has a 59 month
 amortization of principal at a 9% interest
 rate, a balloon payment due at maturity of
 July 15, 2002 in the amount of $1,565,106 or
 the outstanding balance if the line is paid
 down.  The note is collateralized by a building.    $  467,778    $1,376,239

Related party note payable at 8.75% interest.
 The note has monthly interest payments with
 principal due September 29, 2001.                    1,000,000          --

Term note payable at 7.99% with 60 monthly
 payments of principal and interest with the
 unpaid balance due March 5, 2002,
 collateralized by a truck.                              50,025        62,600
                                                      ---------     ---------
Total                                                $1,517,803    $1,438,839
                                                      =========     =========

Maturities of notes payable are as follows for fiscal years ending
September 30:

                  1999                       $  107,392
                  2000                          141,297
                  2001                        1,177,264
                  2002                           91,850
                                              ---------
                  Total                      $1,517,803
                                              =========

The Company has a line of credit from a bank in the amount of $100,000 available through, and due on July 15, 1999. As of September 30, 1998, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%. In addition, the Company has a reducing principal line of credit in the amount of approximately $23,000 as of September 30, 1998, with a maturity of March 1999. The principal is reduced by $4,667 a month. As of September 30, 1998, there were no funds drawn against this line of credit. Any funds drawn bear interest at prime plus 1.5%.

In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal, a 9% interest rate and a maturity date of July 2002. As of September 30, 1998, there was $1,311,988 available under this line of credit.

The estimated fair value of the Company's debt at September 30, 1998 and 1997, respectively, was approximately $1,518,000 and $439,000, which approximates its book value. The estimated fair value amounts were based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.



6.	COMMON STOCK AND STOCK OPTIONS

The Company has reserved 1,100,650 shares of common stock for warrants and options. Warrants were issued for 100,000 shares of common stock in December 1990 and reissued in November 1991 expiring in November 1997.

The following table summarizes the common stock options granted, exercised and canceled or expired during the two years in the period ended September 30, 1998:

                               Number      Exercise      Expiration
                             of Shares      Prices          Dates
                             ---------      ------          -----
       Outstanding, 9/30/96   374,400   $2.47 to $4.50      1998
       Canceled or expired    (45,000)
                              -------
       Outstanding, 9/30/97   329,400   $2.47 to $4.50      1999
                              =======

Employee incentive options were issued for 329,388 shares prior to October 1, 1991. No employee incentive options were issued in fiscal 1998 and none remain outstanding as of September 30, 1998.

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. In fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", and noted that the impact of adopting SFAS 123 on the net income (loss) in 1998 and 1997, respectively, was immaterial.



7.	INCOME TAXES

The provision for income taxes for the years ended September 30, 1998 and 1997 are as follows:

                                           1998         1997
                                           ----         ----
Current
  Federal                              $  (1,355)   $   2,300
Deferred                                  26,481      144,043
                                        --------      -------
Total                                  $  25,126    $ 146,343
                                        ========     ========

Components of deferred tax assets (liabilities) for the years ended September 30, 1997 and 1996 are as follows:

                                          1998         1997
                                          ----         ----
Depreciation                           $(207,145)   $(190,779)
Other                                       --            (98)
                                        --------     --------
  Gross deferred tax liabilities        (207,145)    (190,877)
                                        --------     --------
Net operating loss carryforward           25,561       27,966
Other                                     11,050       18,868
                                        --------     --------
Gross deferred tax assets                 36,621       46,834
                                        --------     --------
Net deferred tax liabilities           $(170,524)   $(144,043)
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

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rates to the loss before income taxes and cumulative effect of a change in accounting principle as a result of the following differences:

                                           1998         1997
                                           ----         ----
Statutory U.S. tax rate (35%)           $ 35,308     $237,518
Increase (decrease) from rate:
  Effect of unrecognized tax benefits    (19,085)        --
  Other                                    8,903         (405)
  Change in valuation allowance             --        (90,770)
                                         -------      -------
Effective tax rate (24.9%, 21.6%)       $ 25,126     $146,343
                                         =======      =======

As of September 30, 1998, the Company had the following income tax loss carryforwards available for income tax purposes:

                                        Expiration       Amounts
                                          Dates
                                        ----------       -------
     Federal regular tax operating
       loss carryforwards              2009 to 2011     $ 73,031



8.	COMMITMENTS AND CONTINGENCIES

The Company entered into non-cancellable operating lease agreements which call for certain minimum lease payments plus contingent lease payments based on annual sales above specified amounts and allocation of common area management charges. Future minimum lease payments at September 30, 1998 exist only for the Georgetown Park mall in the amount of $40,645 payable during the 1999 fiscal year.

The lease covering the sales outlet in Georgetown, Washington D.C. expires in fiscal 1999, and contains no specific renewal terms. The lease for the Las Vegas, Nevada gallery expired March 31, 1997. Rental expense, consisting of minimum rentals and common area management charges, for the periods ended September 30, 1998 and 1997 was $61,981 and $88,830, respectively.

The Company leases office space in its headquarters building to tenants under non-cancellable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods range from two to twenty years with various renewal options. Rental income for the periods ended September 30, 1998 and 1997 was $239,496 and $281,045, respectively. Included in Selling, General and Administrative Expenses is 50% of the building's operating costs representing area occupied by the Company's headquarters operation. Included in Other Income (Expense) is the net rental income realized by the building operation less the remaining operation expenses. This resulted in other income of $160,140 and $200,254 for the periods ended September 30, 1998 and 1997, respectively. Specific net assets identifiable with rental real estate totaled $775,231 and $788,055 at September 30, 1998 and 1997, respectively. Future minimum lease payments receivable from non-cancellable operating leases as of September 30, 1998, excluding amounts applicable to reimbursable expenses, are as follows:

                 1999                          $  189,680
                 2000                             171,705
                 2001                             152,720
                 2002                             126,415
                 2003                             107,295
                 Thereafter                       939,323
                                                ---------
                 Total                         $1,687,138
                                                =========




9.	EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of shares of common stock outstanding, 3,173,468 and 3,328,669 for the years ended September 30, 1998 and 1997, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS 128").
SFAS 128 is effective for periods ending after December 15, 1997 and replaces currently reported earnings per share with "basic," or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the additional dilution for all potentially dilutive securities such as stock options.

The Company adopted the provisions of SFAS 128 in its 1998 annual financial statements and all previously reported earnings per share amounts are restated. The following table discloses the Company's earnings per share for the years ended September 30, 1998 and 1997, as determined in accordance with SFAS 128.

                                          1998         1997
                                          ----         ----
Net income per share
    Basic                                 $.02         $.16
    Diluted                               $.02         $.16

10.	REPURCHASE OF COMMON STOCK

On October 18, 1996, the Company repurchased 2,659,720 shares of its common stock, representing the entire interest of the Company's largest shareholder for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The value of the inventory was negotiated by the parties based on an independent expert's appraisal. The book value of the inventory was $1,446,492, resulting in a gain on disposition of $356,553. In fiscal 1997, the Company purchased 17,000 shares of its common stock at an average price of $2.793. During fiscal 1998, the Company purchased 178,400 shares at an average price per share of $2.15. Subsequently, during October 1998, the Company purchased 280,142 shares of its common stock at an average price of $1.546.
















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

                                                          Has Servered
                                                           as Director
                                Position(s) with          Conntinuously
Name                   Age        the Company                Since
---------------        ---   -----------------------      -------------
Todd M. Axelrod        49    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           50    Treasurer/Assistant              1984
                             Secretary and Director

Pamela Axelrod         43    Executive Vice President and     1995
                             Director

Roger P. Croteau       36    Director                         1997

Bernard Duke           71    Director                         1998

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

Bernard Duke was elected to the Company's Board of Directors in February 1998. From 1992 to 1997, Mr. Duke had been a Director, Vice President and Chief Executive Officer of TFH Publications, Inc., of Neptune City, New Jersey.
From 1984 to 1996, Mr. Duke was a Director and member of the Executive Committee of Graphic Arts Mutual Insurance Company.



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

To the Company's knowledge, during the fiscal year ended September 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.



Item 10. Executive Compensation
         ----------------------
The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1998, 1997 and 1996, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

                       SUMMARY COMPENSATION TABLE
Name and Principal          Fiscal             Annual Compensation
Position                     Year               Salary      Bonus
------------------           ----               -------     ------
Todd M. Axelrod              1998              $137,469    $26,304
  President and Chief        1997               132,500     25,000
  Executive Officer          1996               133,500     25,000

Pamela R. Axelrod            1998              $137,469    $26,304
  Executive Vice-President   1997               132,500    $25,000
                             1996               132,500     25,000(1)

(1) Accrued bonus paid during December 1996.

During the three year period ended September 30, 1998 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

During the fiscal year ended September 30, 1998, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 1999. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.



Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table sets forth certain information, as of December 1, 1998, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
--------  --------------------      -----------------------  --------
 Common    Todd M. Axelrod(2)           2,132,612 (3)(5)       76.6%
 Stock

 Common    Rod R. Lynam(2)                    105               (4)
 Stock

 Common    Pamela Axelrod(2)            2,132,612 (5)          76.6%
 Stock

 Common    Gerald Newman                  431,500 (6)          14.3%
 Stock     Seabreeze Lane
           Amagansette, NY 10093

 Common    All Executive Officers       2,132,717              76.7%
 Stock     and Directors as a
           group (3 persons)

(1) Except as otherwise noted in (5) below, the individuals referred to above have sole voting and investment power in regard to their Common Stock, subject to applicable community property laws.

(2) Address is the same as the Company's address.

(3) Includes 1,029,511 shares of Common Stock owned of record and beneficially by Pamela Axelrod, Mr. Axelrod's wife, for which Mr. Axelrod has been appointed proxy (as discussed in Note (5) below). Excludes 102 shares of Common Stock owned of record and beneficially by Ruth Canvasser, Mr. Axelrod's mother; as to which Mr. Axelrod disclaims beneficial ownership.

(4) Less than 1%.

(5) Pamela Axelrod has appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 1,029,511 shares and to give all consents on all matters that Mrs. Axelrod may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. Includes 1,103,101 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (3) above).

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



(C)  Changes in Control
     -------------------
In October 1996, the Company repurchased 2,659,720 shares, or approximately 45%, of its outstanding common stock, for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The value of the inventory was negotiated by the parties based on an independent expert's appraisal.

There are no other arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.



Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

In May 1994, the Company borrowed $110,000 from Pamela Axelrod, which was paid in full during fiscal 1997. The Company borrowed $1,000,000 in September 1998 from Nanna Corp., a company owned by Todd Axelrod and his wife Pamela Axelrod. The loan is payable of interest only at a rate of 8.75% with principal due September 2001. Interest expense on related party notes was $243 during fiscal year 1998. The proceeds for such loans have been utilized by the Company to reduce its outstanding line of credit.

The Company purchased catalogs for its auction operation from Nanna Corp. During fiscal 1998, the Company has paid $157,000 for catalogs for its eight auctions; in fiscal 1997, the Company paid $146,500 for catalogs for its seven auctions. The Company believes that such purchase prices were substantially comparable to what it would have had to pay an unrelated supplier. As of the June 1998 auction, the Company began utilizing a different source for its catalog printing.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------


(a)1 & 2.   Financial Statements See Item 7 in Part II of this report.

All other financial statement schedules are omitted because the information required to be set forth therein is not applicable or because that information is in the financial statements or notes thereto.

(a)3.    Exhibits

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



Dated: December 9, 1998
                                  GALLERY OF HISTORY, INC.

                                  By: /s/ Todd M. Axelrod
                                     ----------------------
                                     Todd M. Axelrod,
                                     Chairman and President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                Title                         Date
--------------------     ---------------------------   ------------------

/s/ Todd M. Axelrod      President and                 December 9, 1998
--------------------     Chairman of the
Todd M. Axelrod          Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant           December 9, 1998
--------------------     Secretary and Director
Rod Lynam                (Principal Financial and
                         Accounting Officer)


/s/ Pamela Axelrod       Executive Vice President      December 9, 1998
--------------------     and Director
Pamela Axelrod

/s/ Roger P. Croteau     Director                      December 9, 1998
--------------------
Roger P Croteau


/s/ Bernard Duke         Director                      December 9, 1998
--------------------
Bernard Duke
