Form 10QSB
period 1998-12-31
GALLERY OF HISTORY INC
filed 1999-02-12
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                  For the quarterly period ended   December 31, 1998


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



The Registrant had 5,564,784 shares of Common Stock, par value $.0005, outstanding as of February 1, 1999.


                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                     DECEMBER 31,    SEPTEMBER 30,
                                         1998            1998
                                     -----------     ------------
               ASSETS
Cash                                 $    12,501     $    15,069
Accounts receivable                       88,039         293,986
Prepaid expenses                          92,475          84,421
Documents owned                        6,543,479       6,557,812
Land and building-net                  1,417,375       1,430,002
Property and equipment-net               235,803         235,004
Other assets                             164,545         163,510
                                      ----------      ----------
TOTAL ASSETS                         $ 8,554,217     $ 8,779,804
                                      ==========      ==========



            LIABILITIES
Accounts payable                     $    78,118     $    82,050
Notes payable                            727,565         517,803
Indebtedness to related parties        1,000,000       1,000,000
Deposits                                  28,964          31,596
Deferred tax                             163,231         170,524
Accrued and other liabilities            124,056          92,619
                                      ----------      ----------
TOTAL LIABILITIES                      2,121,934       1,894,592
                                      ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,835,308 shares issued
  and outstanding                          5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Accumulated deficit                     (101,982)        (82,073)
Common stock in treasury (6,270,524
   and 5,710,240 shares), at cost     (2,864,016)     (2,430,996)
                                      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY             6,432,283       6,885,212
                                      ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 8,554,217     $ 8,779,804
                                      ==========      ==========


See the accompanying notes to consolidated financial statements.

              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
______________________________________________________________________
                                         THREE MONTHS ENDED
                                            DECEMBER 31,
                                       1998              1997
                                     --------          --------
REVENUES                            $ 628,502         $ 687,106

COST OF GOODS SOLD                    237,641           253,469
                                     --------          --------
GROSS PROFIT                          390,861           433,637
                                     --------          --------
OPERATING EXPENSES:
 Selling, general and
  administrative                      357,483           311,747
 Depreciation                          16,459            19,230
 Advertising                           18,718            17,842
 Maintenance & repairs                  1,635             4,509
                                     --------          --------
TOTAL OPERATING EXPENSES              394,295           353,328
                                     --------          --------

OPERATING INCOME (LOSS)                (3,434)           80,309
                                     --------          --------

OTHER INCOME (EXPENSE)
 Interest expense                     (44,222)          (34,782)
 Other                                 19,586            40,286
                                     --------          --------
TOTAL OTHER INCOME                    (24,636)            5,504
                                     --------          --------

INCOME (LOSS) BEFORE
  INCOME TAXES                        (28,070)           85,813

(PROVISION) CREDIT FOR
  INCOME TAXES                          8,161           (18,800)
                                     --------          --------
NET INCOME (LOSS)                   $ (19,909)        $  67,013
                                     ========          ========



EARNINGS (LOSS) PER SHARE:
  Basic                                 $ --              $ .01
                                         ====              ====
  Diluted                               $ --              $ .01
                                         ====              ====




See the accompanying notes to consolidated financial statements.



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
_____________________________________________________________________________

                                              THREE MONTHS ENDED DECEMBER 31,
                                                     1998          1997
                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                               $ (19,909)    $  67,013
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                   32,973        35,338
     (Increase) decrease in:
       Prepaid expenses                              (8,054)      (56,707)
       Accounts receivable                          205,947        16,888
       Documents owned                               14,333        64,451
       Other assets                                  (1,035)       (5,458)
     (Decrease) increase in:
       Accounts payable                              (3,932)       78,970
       Customer deposits                             (2,632)      (10,701)
       Deferred tax                                  (7,293)       18,800
       Accrued and other liabilities                 31,437         6,730
                                                   --------      --------
Net cash provided by operating activities           241,835       215,324
                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (21,145)      (46,073)
                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage and notes payable          691,520       270,027
  Repayments of mortgage and notes payable         (481,758)     (338,839)
  Repurchase of common stock                       (433,020)      (93,513)
Net cash used in financing activities              (223,258)     (162,325)
                                                   --------      --------

NET (DECREASE) INCREASE IN CASH                      (2,568)        6,926

CASH, BEGINNING OF PERIOD                            15,069        20,095
                                                   --------      --------
CASH, END OF PERIOD                               $  12,501     $  27,021
                                                   ========      ========






See the accompanying notes to consolidated financial statements.


                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Three Month Period Ended June 30, 1998 and 1997
_____________________________________________________________________________

     1)  Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.


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


     3)  Repurchase of Common Stock
In October 1996, the Company repurchased 5,319,440 shares of its common stock for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. In fiscal 1998, the Company purchased 356,800 shares of its common stock at an average price of $1.07 a share. In October 1998, the Company purchased 560,284 shares of its common stock at an average price of $.77 a share. These purchases were made in the open market and privately negotiated transactions.


     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the average number of shares outstanding for the three months ended December 31, 1998 and 1997 were 5,596,756 and 6,426,922, respectively. To derive diluted earnings per share, the average number of shares for the three months ended December 31, 1998 and 1997 were 6,060,337 and 6,478,238, respectively. These numbers have been restated to reflect the January 1999 two-for-one stock split.


5) Subsequent Event
The Company declared a two-for-one stock split for its shareholders of record as of December 24, 1998. The distribution was made January 8, 1999. All common stock, per share data and par value numbers presented herein have been restated to reflect the stock split.

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

The increase in net cash provided by operating activities for the three months ended December 31, 1998 was largely due to the decrease in accounts receivable. The increase resulted due to an auction being held at the end of September 1998, hence most of the receivables were not yet collected compared to an auction held at the beginning of December 1998, resulting in most of the receivables being collected by the month end. In addition, accrued expenses increased during the period, largely due to accrued salaries. During the period, the Company utilized the cash provided from operations and proceeds from notes payable mainly for the repurchase of the Company's common stock.
In October 1998, the Company purchased 560,284 shares of its common stock at an average price of $.77 per share.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1999. Loans under the line are secured by the Company's inventory. As of December 31, 1998, there was no outstanding balance on this line of credit. Any funds drawn bear interest at the bank's prime rate plus 1.5%.
In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 of the then current balance. This line of credit is collateralized by the Company's headquarters building. As of December 31, 1998, there was $1,085,285 available under this line of credit with a principal balance of $680,842. All excess cash is applied against this loan rather than maintaining excessive cash balances. In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod and his wife Pamela. This note is due in three years with interest payments monthly at a rate of 8.75%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program.

On January 15, 1999, the Company reached an agreement with the Georgetown Park lessor to immediately close the Company's last outside retail location. The lease had an expiration date of September 1999. This final gallery closure will complete the Company's marketing shift away from its traditional gallery retail market and enable it to focus on its phone, fax, mail and online auction programs. The Company's estimated cost to close the Washington, D.C. gallery is less than $10,000. The only remaining showroom gallery for the Company will be at its headquarters offices in Las Vegas, Nevada.

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





Results of Operations
---------------------

Document revenues decreased 9% the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997. This decrease is due to a reduction in retail sales that declined 61% comparing the periods. Retail sales amounted to 9% of total sales for the quarter ended December 1998 compared to 20% of total sales for the quarter ended December 1997. This decline in retail sales emphasizes the Company's objective to exit the traditional retail market. Auction sales increased 5% comparing the quarter ended December 31, 1998 compared to December 31, 1997. Both quarter periods included two auctions.

Cost of goods sold remained fairly consistent comparing the two quarter periods; 38% of net sales for the current quarter compared to 37% of net sales for the quarter ended December 1997. Cost of documents declined to 24% of net sales for the quarter ended December 1998 compared to 25% for the quarter ended December 1997. Cost of catalogs increased in the current quarter to 14% of net sales compared to 12% of net sales in 1997. The increase is related to the cost of mailing additional copies of the catalogs that increased 34% comparing the two periods.

Total operating expenses increased 12% to 63% of net sales for the current quarter from 51% of net sales for the quarter ended December 1997. The increase is largely due to an increase in selling, general and administrative expenses, which increased 15%, comparing the two periods. Credit card charges, recorded as a selling expense, increased by 17% comparing the quarter ended in 1998 to 1997 resulting from a larger number of sales being paid for by credit cards in the current period. Salaries increased 12% comparing the quarter ended December 1998 to the quarter ended December 1997. The increase was a result of general pay increases. Advertising increased 5% for the current quarter compared to the quarter ended December 1997, resulting from additional advertising in the current quarter. Maintenance and repair expenses decreased 64% comparing the two quarters largely due to the decreased cost of maintaining its computer system. Depreciation expense decreased 14% comparing the three month period ended December 31, 1998 to December 31, 1997 due to equipment and leasehold improvements becoming fully depreciated.

Interest expense increased 27% to 7% of net sales for the quarter ended December 31, 1998 from 5% of net sales for the quarter ended December 31, 1997. The increase is a result of higher outstanding loan balances, which was drawn on for the purchase of the Company's common stock. Other income is largely the result of the rental operation for the Company's headquarters building. The decrease comparing the two quarter periods was a result of a reduction in leased square footage.

                        Part II - Other Information

Item 1-5.      None.

Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits.  Financial Data Schedule.

               (b) Reports on Form 8-K.

                       Form 8-K was filed with the Securities and Exchange Commission on October 1, 1998. The filing was made to report under Item 5 of Form 8-K the Company's purchase of 540,284 of its common stock at $.75 per share.

                       Form 8-K was filed with the Securities and Exchange Commission on December 18, 1998. The filing was made to report under Item 5 of Form 8-K the Company declaring a two-for-one stock split of its common stock for all shareholders of record as of December 24, 1998, with a distribution date of January 8, 1999.






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



                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)



Date   February 12, 1999             /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)


Date   February 12, 1999             /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)