Form 10QSB
period 1999-03-31
GALLERY OF HISTORY INC
filed 1999-05-13
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-QSB



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                    For the quarterly period ended   March 31, 1999


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


The Registrant had 5,548,484 shares of Common Stock, par value $.0005, outstanding as of May 1, 1999.


                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________
                                       MARCH 31,     SEPTEMBER 30,
                                         1999            1998
                                     -----------     ------------
               ASSETS
Cash                                 $    16,518     $    15,069
Accounts receivable                       35,282         293,986
Prepaid expenses                          54,930          84,421
Documents owned                        6,465,727       6,557,812
Land and building-net                  1,404,749       1,430,002
Property and equipment-net               298,038         235,004
Other assets                             157,658         163,510
                                      ----------      ----------
TOTAL ASSETS                         $ 8,432,902     $ 8,779,804
                                      ==========      ==========



            LIABILITIES
Accounts payable                     $   175,680     $    82,050
Notes payable                            571,056         517,803
Indebtedness to related parties        1,000,000       1,000,000
Deposits                                  25,050          31,596
Deferred tax                             162,850         170,524
Accrued and other liabilities            121,104          92,619
                                      ----------      ----------
TOTAL LIABILITIES                      2,055,740       1,894,592
                                      ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,835,308 shares issued
  and outstanding                          5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Accumulated deficit                     (157,103)        (82,073)
Common stock in treasury (6,270,524
   and 5,710,240 shares), at cost     (2,864,016)     (2,430,996)
                                      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY             6,377,162       6,885,212
                                      ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 8,432,902     $ 8,779,804
                                      ==========      ==========

See the accompanying notes to consolidated financial statements.

              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________
                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                  MARCH 31,                 MARCH 31,
                              1999        1998          1999         1998
                            --------    --------     ----------   ----------
REVENUES                    $ 621,825  $ 718,015     $1,250,327   $1,405,121

COST OF GOODS SOLD            240,755    281,870        478,396      535,339
                             --------   --------      ---------    ---------
GROSS PROFIT                  381,070    436,145        771,931      869,782
                             --------   --------      ---------    ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              375,395    413,575        732,878      725,392
 Depreciation                  17,313     19,617         33,772       38,847
 Advertising                   13,130     33,761         31,848       51,602
 Maintenance & repairs          5,660      1,603          7,296        6,043
 Loss on gallery closure        9,475       --            9,475         --
                             --------   --------      ---------    ---------
TOTAL OPERATING EXPENSES      420,973    468,556        815,269      821,884
                             --------   --------      ---------    ---------

OPERATING INCOME (LOSS)       (39,903)   (32,411)       (43,338)      47,898
                             --------   --------      ---------    ---------

OTHER INCOME (EXPENSE)
 Interest expense             (38,487)   (33,429)       (82,709)     (68,211)
 Other                         23,269     40,943         42,856       81,229
                             --------   --------      ---------    ---------
TOTAL OTHER INCOME (EXPENSE)  (15,218)     7,514        (39,853)      13,018
                             --------   --------      ---------    ---------
INCOME (LOSS) BEFORE
  INCOME TAXES                (55,121)   (24,897)       (83,191)      60,916

(PROVISION) CREDIT FOR
  INCOME TAX                     --       15,390          8,161       (3,410)
                             --------   --------      ---------    ---------

NET INCOME (LOSS)           $ (55,121) $  (9,507)    $  (75,030)  $   57,506
                             ========   ========      =========    =========


EARNINGS (LOSS) PER SHARE:
  Basic                         $(.01)     $ --           $(.01)       $ .01
                                 ====       ====           ====         ====
  Diluted                       $(.01)     $ --           $(.01)       $ .01
                                 ====       ====           ====         ====


See the accompanying notes to consolidated financial statements.

                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
___________________________________________________________________________
                                                SIX MONTHS ENDED MARCH 31,
                                                   1999           1998
                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                             $ (75,030)     $  57,506
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                 66,798         71,545
     (Increase) decrease in:
       Prepaid expenses                            29,491        (44,792)
       Accounts receivable                        258,704        (24,000)
       Documents owned                             92,085        231,485
       Other assets                                 5,852         (3,799)
     (Decrease) increase in:
       Accounts payable                            93,630        (10,948)
       Customer deposits                           (6,546)       (21,395)
       Deferred tax                                (7,674)         1,842
       Accrued and other liabilities               28,485         11,215
                                                 --------       --------
Net cash provided by operating activities         485,795        268,659
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (104,579)       (72,826)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                   1,032,020        625,026
  Repayments of notes payable                    (978,767)      (734,028)
  Repurchase of common stock                     (433,020)       (93,513)
                                                 --------       --------
Net cash used in financing activities            (379,767)      (202,515)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH                     1,449         (6,682)

CASH, BEGINNING OF PERIOD                          15,069         20,095
                                                 --------       --------
CASH, END OF PERIOD                             $  16,518      $  13,413
                                                 ========       ========





See the accompanying notes to consolidated financial statements.


                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Period Ended March 31, 1999 and 1998
_____________________________________________________________________________

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

     3)  Repurchase of Common Stock
In October 1996, the Company repurchased 5,319,440 shares of its common stock for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. In fiscal 1998, the Company purchased 356,800 shares of its common stock at an average price of $1.07 a share. In October 1998, the Company purchased 560,284 shares of its common stock at an average price of $.77 a share. Some of these purchases were made in the open market and others were privately negotiated transactions.

     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the average number of shares outstanding for the three months ended March 31, 1999 and 1998 were 5,564,784 and 6,416,868, respectively; and for the six month period ended March 31, 1999 and 1998, average shares outstanding were 5,580,945 and 6,421,950, respectively. To derive diluted earnings per share, the average number of shares for the three months ended March 31, 1999 and 1998 were 6,072,983 and 6,436,505, respectively; and for the six month period ended March 31, 1999 and 1998, average shares outstanding were 5,800,460 and 6,463,777, respectively.

5) Stock Split
The Company declared a two-for-one stock split for its shareholders of record as of December 24, 1998. The distribution was made January 8, 1999. All common stock numbers presented herein have been restated to reflect the stock split.

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

The Company realized an increase in cash provided by operating activities comparing the two six month periods ended March 31, 1999 and 1998. The increase was largely due to a decrease in document inventory and accounts receivable and an increase in accounts payable. The decrease in document inventory was attributed to costs of documents sold. The decrease in accounts receivable resulted due to an auction being held at the end of September 1998, hence most of the receivables were not yet collected. An increase in accounts payable resulted during the current period due to a larger amount outstanding for consigned sales for the March 1999 auction. The Company has engaged an outside consulting firm to thoroughly redesign its computer system at an estimated cost of $200,000. This will include improvements in the Company's computer operating system as well as custom designed software for maintaining its inventory, sales and auction operations. The increase in cash used for investing activities includes these consulting fees incurred to date in addition to added hardware requirements. Other utilization of the cash provided from operations and a slight increase in notes payable was for the repurchase of the Company's common stock. In October 1998, the Company purchased 560,284 shares of its common stock at an average price of $.77 per share. Subsequently, in April 1999, the Company purchased 16,300 shares of its common stock at an average price of $3.90 a share.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 1999. Loans under the line are secured by the Company's inventory. As of March 31, 1999, there was no outstanding balance on this line of credit. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 of the then current balance. This line of credit is collateralized by the Company's headquarters building. As of March 31, 1999, there was $1,224,484 available under this line of credit with a principal balance of $527,696. All excess cash is applied against this loan rather than maintaining excessive cash balances. In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod and his wife Pamela. Nanna Corp. has since dissolved, thus the note will be transferred to Mr. Axelrod. This note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program.

On January 15, 1999, the Company reached an agreement with the Georgetown Park lessor to immediately close the Company's last outside retail location. The lease had an expiration date of September 1999. This final gallery closure will complete the Company's marketing shift away from its traditional gallery retail market and enable it to focus on its phone, fax, mail and online auction programs. The Company's cost to close the Washington, D.C. gallery was $9,475. The only remaining showroom gallery for the Company will be at its headquarters offices in Las Vegas, Nevada.

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




Results of Operations
---------------------

Document revenues decreased 13% for the quarter and 11% for the six months comparing the periods ended March 31, 1999 and 1998. This decrease is due to a reduction in retail sales that declined 47% comparing the quarters and 57% comparing the six month periods. However, retail sales amounted to only 6% of total sales for the three month period ended March 31, 1999 compared to representing 9% of total sales for the three month period ended March 31, 1998. For the six month periods, retail sales amounted to 7% of total sales for 1999 compared to 15% of total sales for 1998. The decline in retail sales is the result of the closure of the Georgetown gallery. Auction sales decreased 10% comparing the quarter ended March 31, 1999 to the quarter ended March 31, 1998 which resulted in a decrease of 3% comparing the six month periods. This decrease was due to a larger quantity of consigned items presented in the Company's March 1999 auction. Recording consigned items, the Company realizes commissions and premiums but not the sales amount.

Cost of goods sold remained fairly consistent comparing the two quarter periods; 39% of net sales for the current quarter compared to 39% of net sales for the quarter ended March 1998. The same is true comparing the six month periods, which resulted in 38% of net sales for both periods. The breakdown between the cost of documents and the cost of catalogs also remained fairly constant. Cost of documents was 24% of net sales for the six month period ended March 31, 1999 compared to 25% of net sales for the six month period ended March 31, 1998. Cost of catalogs amounted to 14% of net sales for the current six month period compared to 13% of net sales for the previous year six month period.

Total operating expenses decreased 10% comparing the quarter ended March 31, 1999 to March 31, 1998. Comparing the six month periods, total operating expenses decreased 1%; however, because of lower net sales, the current period's operating expenses were 65% of net sales compared to 58% of net sales for the previous period. The decrease is largely due to the decrease in advertising that fell 61% comparing the quarters to 2% of net sales for 1999 from 5% of net sales for 1998. For the six month period, advertising decreased 38% to 3% of net sales for 1999 compared to 4% for 1998. The Company has become more selective in the current fiscal year for its auction advertising. Selling, general and administrative expenses decreased 9% comparing the two quarter periods but increased 1% comparing the six month periods. The decrease for the quarter period was a direct result of the Georgetown gallery closure in January 1998. The increase in selling, general and administrative expenses comparing the six month periods resulted from an increase in professional fees incurred in the current period for the Company's common stock split.

Maintenance and repair expenses increased during the periods largely due to refurbishing some of the Company's framing equipment. Depreciation expense decreased 12% comparing the three month periods and 13% comparing the six month periods due to the Georgetown gallery closure and the Company's headquarters equipment and leasehold improvements becoming fully depreciated.

Interest expense increased 15% to 6% of net sales for the quarter ended March 31, 1999 from 5% of net sales for the quarter ended March 31, 1998. Interest for the six month period ended March 31, 1999 increased 21% to 7% of net sales compared to 5% of net sales for the six month period ended March 31, 1998. The increase is a result of higher outstanding loan balances, which was drawn on for the purchase of the Company's common stock. Other income is largely the result of the rental operation for the Company's headquarters building. The decrease comparing the periods was a result of a reduction in leased square footage to outside tenants.

                           Part II - Other Information



Item 1-5.	None.


Item 6.	 	Exhibits and Reports on Form 8-K.

               (a) Exhibits.
                   (27)  Financial Data Schedule.

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




                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)




Date   May 13, 1999                  /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)





Date   May 13, 1999                  /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)