Form 10QSB
period 1999-06-30
GALLERY OF HISTORY INC
filed 1999-08-13
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended   June 30, 1999

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



The Registrant had 5,548,484 shares of Common Stock, par value $.0005, outstanding as of August 1, 1999.

                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED  BALANCE  SHEETS - UNAUDITED
______________________________________________________________________________
                                       JUNE 30,      SEPTEMBER 30,
                                         1999            1998
                                     -----------     ------------
               ASSETS
Cash                                 $     2,968     $    15,069
Accounts receivable                       43,978         293,986
Prepaid expenses                          59,077          84,421
Documents owned                        6,587,252       6,557,812
Land and building-net                  1,392,123       1,430,002
Property and equipment-net               481,547         235,004
Other assets                             152,369         163,510
                                      ----------      ----------
TOTAL ASSETS                         $ 8,719,314     $ 8,779,804
                                      ==========      ==========



            LIABILITIES
Accounts payable                     $   181,177     $    82,050
Notes payable                            910,742         517,803
Indebtedness to related parties        1,000,000       1,000,000
Deposits                                  23,147          31,596
Deferred tax                             162,850         170,524
Accrued and other liabilities            127,680          92,619
                                      ----------      ----------
TOTAL LIABILITIES                      2,405,596       1,894,592
                                      ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,835,308 shares issued
  and outstanding                          5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Accumulated deficit                     (157,010)        (82,073)
Common stock in treasury (6,286,824
   and 5,710,240 shares), at cost     (2,927,553)     (2,430,996)
                                      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY             6,313,718       6,885,212
                                      ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 8,719,314     $ 8,779,804
                                      ==========      ==========




See the accompanying notes to consolidated financial statements.

              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________
                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                  JUNE 30,                   JUNE 31,
                              1999        1998          1999         1998
                            --------    --------     ----------   ----------
REVENUES                    $ 616,560  $ 692,288     $1,866,886   $2,097,409

COST OF GOODS SOLD            233,763    277,059        712,159      812,398
                             --------   --------      ---------    ---------
GROSS PROFIT                  382,797    415,229      1,154,727    1,285,011
                             --------   --------      ---------    ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              329,009    356,397      1,061,886    1,081,789
 Depreciation                  21,358     17,010         55,130       55,857
 Advertising                   14,630     15,504         46,478       67,106
 Maintenance & repairs          3,571      2,060         10,867        8,103
 Loss on gallery closure         --         --            9,475         --
                             --------   --------      ---------    ---------
TOTAL OPERATING EXPENSES      368,568    390,971      1,183,836    1,212,855
                             --------   --------      ---------    ---------

OPERATING INCOME (LOSS)        14,229     24,258        (29,109)      72,156
                             --------   --------      ---------    ---------

OTHER INCOME (EXPENSE)
 Interest expense             (37,250)   (32,373)      (119,959)    (100,584)
 Other                         23,114     41,207         65,970      122,436
                              --------   --------      ---------    ---------
TOTAL OTHER INCOME (EXPENSE)  (14,136)     8,834        (53,989)      21,852
                             --------   --------      ---------    ---------
INCOME (LOSS) BEFORE
  INCOME TAXES                     93     33,092        (83,098)      94,008

(PROVISION) CREDIT FOR
  INCOME TAX                     --        2,923          8,161         (487)
                             --------   --------      ---------    ---------

NET INCOME (LOSS)           $      93  $  36,015     $  (74,937)  $   93,521
                             ========   ========      =========    =========


EARNINGS (LOSS) PER SHARE:
  Basic                        $  --       $ .01          $(.01)       $ .01
                                ====        ====           ====         ====
  Diluted                       $ --       $ .01          $(.01)       $ .01
                                ====        ====           ====         ====


See the accompanying notes to consolidated financial statements.


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
______________________________________________________________________________

                                                NINE MONTHS ENDED JUNE 30,
                                                   1999           1998
                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                             $ (74,937)      $ 93,521
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                104,669        105,068
     (Increase) decrease in:
       Prepaid expenses                            25,344        (21,988)
       Accounts receivable                        250,008         11,840
       Documents owned                            (29,440)       261,103
       Other assets                                11,141         (1,483)
     (Decrease) increase in:
       Accounts payable                            99,127        (40,360)
       Deposits                                    (8,449)       (21,260)
       Deferred tax                                (7,674)         1,842
       Accrued and other liabilities               35,061          2,934
                                                 --------       --------
Net cash provided by operating activities         404,850        391,217
                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (313,333)       (80,730)
                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                   1,763,520        825,026
  Repayments of notes payable                  (1,370,581)    (1,010,275)
  Repurchase of common stock                     (496,557)       (93,513)
                                                 --------       --------
Net cash used in financing activities            (103,618)      (278,762)
                                                 --------       --------

NET INCREASE (DECREASE) IN CASH                   (12,101)        31,725

CASH, BEGINNING OF PERIOD                          15,069         20,095
                                                 --------       --------
CASH, END OF PERIOD                             $   2,968      $  51,820
                                                 ========       ========




See the accompanying notes to consolidated financial statements.



                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Month Period Ended June 30, 1999 and 1998
_____________________________________________________________________________

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

     3)  Repurchase of Common Stock
         --------------------------
In October 1996, the Company repurchased 5,319,440 shares of its common stock for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. In fiscal 1998, the Company purchased 356,800 shares of its common stock at an average price of $1.07 a share. In October 1998, the Company purchased 560,284 shares of its common stock at an average price of $.77 a share. In April 1999, the Company purchased 16,300 shares of its common stock at an average price of $3.90 a share. Some of these purchases were made in the open market and others were privately negotiated transactions.

     4)  Earnings per Share
         ------------------
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the average number of shares outstanding for the three months ended June 30, 1999 and 1998 were 5,552,066 and 6,416,319, respectively; and for the nine month period ended June 30, 1999 and 1998, average shares outstanding were 5,571,320 and 6,420,073, respectively. To derive diluted earnings per share, the average number of shares for the three months ended June 30, 1999 and 1998 were 5,552,066 and 6,449,635, respectively; and for the nine month period ended
June 30, 1999 and 1998, average shares outstanding were 5,900,656 and 6,470,035, respectively.

     5)  Stock Split
         -----------
The Company declared a two-for-one stock split for its shareholders of record as of December 24, 1998. The distribution was made January 8, 1999. All common stock numbers presented herein have been restated to reflect the stock split.

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

The Company realized an increase in cash provided by operating activities comparing the two nine month periods ended June 30, 1999 and 1998. The increase was largely due to a decrease in accounts receivable and an increase in accounts payable. The decrease in accounts receivable resulted from an auction held at the end of September 1998. Hence, at year end, most of the receivables were not yet collected. An increase in accounts payable resulted during the current period due to payables for consigned sales for the June
1999 auction and for document purchases. The Company had previously engaged an outside consulting firm to thoroughly redesign its computer system, which would include improvements in the Company's computer operating system as well as custom designed applications software for maintaining its inventory, sales and auction operations. During the quarter the Company has been negatively impacted by the acknowledged negligence by this consulting firm. As a result, the Company is without the application software which was to be completed by April 30, 1999 and the Company's original $200,000 budget for the project, including the software and hardware requirements, will be exceeded by at least another $100,000 before completion. As a settlement agreement, the consulting firm had agreed to provide the Company with two additional software applications; subsequently, this consulting firm has reneged on its settlement agreement. As a result, the Company is currently negotiating with a new software consulting firm to provide the two new software applications and provide ongoing maintenance for both the Company's software applications and hardware networks. The increase in cash used for investing activities included these consulting fees incurred to date in addition to added hardware requirements. Other utilization of the cash provided from operations and an increase in notes payable was for the repurchase of the Company's common stock. In October 1998, the Company purchased 560,284 shares of its common stock at an average price of $.77 per share and in April 1999, the Company purchased 16,300 shares of its common stock at an average price of $3.90 a share.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 2000. Loans under the line are secured by the Company's inventory. As of June 30, 1999, there was no outstanding balance on this line of credit. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 of the then current balance. This line of credit is collateralized by the Company's headquarters building. As of June 30, 1999, there was $867,097 available under this line of credit with a principal balance of $870,818. All excess cash is applied against this loan rather than maintaining excessive cash balances. In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod and his wife Pamela. Nanna Corp. has since dissolved, as a result the note was transferred to Mr. Axelrod. This note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program.

On January 15, 1999, the Company reached an agreement with the Georgetown Park lessor to immediately close the Company's last outside retail location. The lease had an expiration date of September 1999. The Company's cost to close the Washington, D.C. gallery was $9,475. The only remaining showroom gallery for the Company is at its headquarters offices in Las Vegas, Nevada.

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




Results of Operations
---------------------
Document revenues decreased 11% for the quarter and for the nine months comparing the periods ended June 30, 1999 and 1998. This decrease is due to a reduction in retail sales that declined 68% comparing the quarters and 140% comparing the nine month periods. However, retail sales amounted to only 6%
of total sales for the nine month period ending June 30, 1999 compared to 14% of total sales for the nine month period ended June 30, 1998. The decline in retail sales is the result of the closure of the Georgetown gallery in addition to a decrease at the headquarter office sales. Auction sales decreased 3% for both the quarter and nine month periods comparing June 30, 1999 to June 30, 1998. This decrease was due to a larger quantity of consigned items presented in the Company's auctions during the current fiscal period. Consignments amounted to 10% of total sales for the nine month period ended June 30, 1999 compared to 4.5% of total sales for the nine month period ended June 30, 1998. Recording consigned items, the Company realizes commissions and premiums but not the sales amount.

Cost of goods sold remained consistent comparing the two quarter periods ended June 30, 1999 and 1998; 38% of net sales for 1999 compared to 40% of net sales for 1998. The same is true comparing the six month periods, which resulted in 38% of net sales for the current nine month period compared to 39% of net sales for the previous year nine month period. Document costs amount to 23% of net sales for the quarter and 24% of net sales for the nine month period ended June 30, 1999 compared to 24% for the quarter and 25% for the nine month period ended June 30, 1998. Cost of catalogs amounted to 15% of net sales for both the quarter and the nine month period ended June 30, 1999 compared to 16% of net sales for the quarter and 14% for the nine month period ended June 30, 1998.

Total operating expenses decreased 6% comparing the quarter ended June 30, 1999 to June 30, 1998. Comparing the nine month periods, total operating expenses decreased 2%. Selling, general and administrative expenses decreased 8% comparing the quarter periods and 2% comparing the nine month periods. The decrease is a direct result of the Georgetown gallery closure: comparing June 1999 to June 1998, rent expenses decreased 97% for the quarter and 55% for the nine month period, general insurance decreased 43% for the quarter and 22% for the nine month period, and property taxes decreased 52% for the quarter and 29% for the nine month period. Professional fees increased during the current period due to fees incurred for the Company's common stock split.
Depreciation expense increased by 26% comparing the quarter ended June 30, 1999 to June 30, 1998 as a result of the Company's expanded computer equipment and software acquisitions. Depreciation expense decreased 1% comparing the nine month periods due to the Georgetown gallery closure. Advertising decreased 6% for the quarter and 31% for the nine month period comparing June 1999 to June 1998. The Company has become more selective in the current fiscal year for its auction advertising. Maintenance and repair expenses increased during the periods largely due to refurbishing some of the Company's engraving equipment used for framing.

Interest expense increased 15% for the quarter ended June 30, 1999 compared to June 30, 1998 and 19% comparing the nine month periods. The increase is a result of higher outstanding loan balances, which was drawn on for the purchase of the Company's common stock. Other income is largely the result of the rental operation for the Company's headquarters building. The decrease comparing the periods was a result of a reduction in leased square footage to outside tenants.








                         Part II - Other Information


Item 1-3.	None.


Item 4.		Submission of Matters to a Vote of Security Holders.

        On August 6, 1999, the Company held its annual meeting of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Arthur Andersen LLP, as the Company's independent auditors for the fiscal year ending September 30, 1999.

	At the Meeting the following Directors were elected by a vote of 5,449,618 for and 212 withholding authority: Todd M. Axelrod, Rod Lynam, Pamela Axelrod, Bernard Duke and Barry Fink. Voting for the appointment of Arthur Andersen LLP, as the Company's independent auditors, 5,449,478 shares were in favor, 212 shares abstain and 140 against.


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





                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)








Date   August 13, 1999               /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)





Date   August 13, 1999               /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)