Form 10KSB
period 1999-09-30
GALLERY OF HISTORY INC
filed 1999-12-29
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

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

           Securities registered under Section 12(g) of the Act:
                         Common Stock, par value $.0005
                               (Title of Class)

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

Issuer's revenues for the most recent fiscal year:   $2,316,526.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,244,950 shares) as of December 1, 1999 was approximately $4,979,800 based upon $4.00, the price at which the stock was sold on such date.

The Registrant had 5,525,984 shares of Common Stock outstanding as of December 1, 1999.

Documents Incorporated by Reference: None

                                    PART I

Item 1. Description of Business
-------------------------------
Business Development
--------------------
The Gallery of History, Inc. (hereinafter the "Registrant" or the "Company") was incorporated in the State of Nevada on November 10, 1981.

The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 184,000 different documents. Retail sales of documents are made from a gallery located at its headquarters in Las Vegas, Nevada. However, documents are largely sold through auctions conducted at the Company's headquarters location.

The Company's marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase.
In early fiscal 1997, the Company formed a new division, called Gallery of History Direct, dedicated to the issuance of bi-monthly catalogs employing a mail/phone/fax/internet auction format featuring original historical documents. Throughout fiscal 1999, the Company held seven auctions. During fiscal 1998, the Company held eight auctions.

Documents sold through the auction operation are generally sold in a raw unframed state. However, customers have an opportunity to have the Company frame the documents purchased, sometimes together with memorabilia related to the documents, or with current literature related to the signatory. All of the documents are preserved by utilizing museum quality encapsulation materials, mattings and protective coverings that are characteristically acid-free, and by other steps taken to ensure the longevity of the documents.

The Company sells a book entitled "The Handbook of Historical Documents - A Guide to Owning History" authored by Todd M. Axelrod, the Company's President and Chairman of the Board.



Inventory of Documents Owned
----------------------------
The Company purchases documents principally at auctions and from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory.

In order to catalogue its diverse inventory, the Company has a personal computer client server network. The computer system allows the Company's sales staff to identify inventory held in the Company's central repository. The staff can obtain descriptions of the documents and even obtain images of the documents to exhibit to customers.

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

The Company's other marketing strategy, to a lesser degree, is its retail operation conducted through its headquarters location in Las Vegas, Nevada. The marketing effort is to attract persons who have not necessarily had an awareness of the existence of historical documents available for private sale.

For the year ended September 30, 1999, the Company sold approximately 2,200 documents with an average single document sales price of approximately $1,060.



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

The Company makes available to its customers a ten-year Certificate of Authenticity, which obligates the Company to refund to the customer the purchase price paid if any document is proven non-authentic. Should the Company's determination of authenticity of documents be erroneous, it would be likely to suffer a loss as a consequence thereof unless redress by the Company against the seller of the documents could be obtained. The Company does not carry any insurance and is currently not aware of any entity which would offer or underwrite such insurance at commercially reasonable rates to protect it against a loss arising from either the purchase of documents lacking authenticity or claims by customers for recovery against the Certificates of Authenticity it issues. Claims made against the Company pursuant to its Certificates of Authenticity have been immaterial, accordingly, the Company has not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.



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

In the past several years, many autograph dealers have closed their retail gallery operations and are attempting to sell their inventories through an auction format. In addition, many of the upscale malls are remerchandising for middle-market masses as the consumer looks for warehouse shopping. Since closing the Company's Fashion Show gallery in March 1997, the majority of the Company's sales have been through its auction-wholesale efforts at the Company's headquarters location. Thus, the Company has strategically moved towards marketing through a mail/phone/fax/internet auction format.

When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's 184,000 document inventory would be positively affected. The Company does accept consignments for its auctions.
To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the hammer price.

There is no assurance that the Company will be able to continue to realize significant profits for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.



Seasonal Business
-----------------
The nature of the business in which the Company engages is not seasonal. However, the Company has experienced in the past a surge in November and December retail sales relating to the traditional holiday shopping season. Because the Company expects to receive less than 5% of its revenues from its gallery-retail source, the benefit from a spike in holiday shopping is expected to diminish.



Employees
---------
As of December 1, 1999, the Company had seven full-time employees, in addition to its four executive officers.

Item 2. Properties
------------------
The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 15,580 square feet and leases or is offering to lease the remaining space to others. As of December 1, 1999, 7,734 square feet was being leased to four tenants for an aggregate monthly rental of $12,165 under leases expiring at varying times from March 2000 through June 2011. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see footnote 5 of Notes to Consolidated Financial Statements.

On January 15, 1999, the Company reached an agreement with the Georgetown Park lessor to immediately close the Company's last outside retail location. The lease had an expiration date of September 1999. The Company's cost to close the Washington, D.C. gallery was $9,475.

The Company owns a Hewlett Packard Netserver LS2, a Dell PowerEdge 4200 Server, two Dell PowerEdge 6300 Servers and twenty-five micro-computers. The computer system is used to catalog and develop cost and other statistical information relating to the Company's inventory, develop graphic presentations, and handle the Company's internal accounting functions. The Company also owns leasehold improvements, fixtures and furniture at its headquarters location.



Item 3. Legal Proceedings
-------------------------
None.



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
No matter was submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year ended September 30, 1999.






                                    PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

(a) The Company's Common Stock, par value $.0005, is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol HIST. The following table sets forth the high and low sale price for the Company's Common Stock for the periods indicated as reported on NASDAQ. The quotations set forth below represent prices between dealers and do not include retail markups, markdowns or commissions, nor do they represent actual transactions. The prices listed below have been adjusted for the January 1999 two-for-one stock split.

                                         Low Sale            High Sale
                                           Price                Price
                                         --------            ---------
Fiscal 1998
 October 1, 1997 - December 31, 1997      $1.25               $ 1.50
 January 1, 1998 - March 31, 1998          1.25                 1.59
 April 1, 1998 - June 30, 1998             1.31                 1.38
 July 1, 1998 - September 30, 1998          .75                 1.38

Fiscal 1999
 October 1, 1998 - December 31, 1998      $ .75               $10.50
 January 1, 1999 - March 31, 1999          3.00                10.25
 April 1, 1999 - June 30, 1999             3.00                 6.50
 July 1, 1999 - September 30, 1999         3.25                 6.00

(b) As of December 1, 1999 there were approximately 133 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported approximately 290 beneficial owners of the Company's common stock as of June 30, 1999.

(c) Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its internal cash flow use and possible repurchase of its own common stock.


Item 6. Management's Discussion and Analysis of Financial Condition
         and Results of Operations
        -----------------------------------------------------------
Liquidity and Capital Resources
-------------------------------
The Company has in the past acquired documents in excess of current needs to accommodate future growth and appreciation. Because of this, the Company believes it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle. Therefore, the Company presents in its financial statements an unclassified balance sheet. Accordingly, the traditional measures of liquidity in terms of changes in working capital are not applicable. Cash, accounts receivable and prepaid expenses (approximately $498,600 at September 30, 1999) exceeded the aggregate of short-term liabilities (including the current portion of long-term debt) by approximately $165,900. This compares to approximately $111,500 of cash, accounts receivable and prepaid expenses in excess of short-term liabilities as of September 30, 1998.

The Company has a bank line of credit in the amount of $100,000 through July 2000. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 1999, there were no funds drawn against this line of credit. The Company's term mortgage note that was converted to a reducing revolving line of credit in 1997 in the amount of $1,839,523 has a 9% interest rate and a maturity date of July 2002. As of September 30, 1999, there was an outstanding balance due of $1,560,202 giving $163,126 available under this line of credit. In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod and his wife, Pamela. Nanna Corp. has since dissolved, as a result the note was transferred to Mr. Axelrod. The note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company cannot predict the extent to which similar sources will be available to fund future operations. Accordingly, there is no assurance that the Company's historical means of fulfilling its cash needs, or that other means, will be available in the foreseeable future. The Company will not be showing substantial cash balances because it is to the Company's advantage to reduce its outstanding line of credit balance.

The Company believes that, by appropriately managing the timing and amount of additional document acquisitions and generating new revenues from its headquarters operations, the Company's current cash and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing lines of credit.

The Company experienced a decline in net cash from operating activities primarily due to the net operating loss and the increase in document inventory for the fiscal year ended September 30, 1999. Purchases of documents increased 156% from fiscal 1998 to fiscal 1999 because of favorable purchasing opportunities presented in the current fiscal year. Equipment purchases increased significantly during the current fiscal year to augment the Company's hardware and software computer system capabilities. Funds to finance the document and equipment purchases were mainly drawn from the Company's line of credit.

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

The Company anticipates no material commitments for capital expenditures at the present time, as the Company is not currently contemplating additional expansion. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations. Management has analyzed its Year 2000 issue and does not anticipate any material effect to its operations or financial condition.


Results of Operations
---------------------
Fiscal 1999 Compared to Fiscal 1998
-----------------------------------
Document sales decreased 18% comparing fiscal 1999 to 1998. Retail sales, representing 6% of total sales in fiscal 1999 compared to 13% of total sales in fiscal 1998, declined 59% comparing the two periods. Retail sales at the Georgetown gallery declined 74% comparing the periods due to the closing of that gallery in January 1999. Georgetown gallery sales amounted to 5% of total sales in fiscal 1998. Auction sales declined 12% comparing fiscal 1999 to fiscal 1998. The decline was due to seven auctions conducted in fiscal 1999 compared to eight auctions in fiscal 1998. Revenues generated from the average auction increased 1% comparing fiscal 1999 auctions to fiscal 1998 auctions.

Total cost of sales decreased 19% because of lower sales; however, both periods amount to 39% of net sales. Cost of document sales decreased 24% for fiscal 1999, which represents 23% of net sales for fiscal 1999 compared to 25% of net sales for fiscal 1998. The decrease is a result of more revenues generated in fiscal 1999 from consigned auction sales in the form of premium and commissions without document costs associated with such sales. The overall cost of catalogs decreased due to one less auction in fiscal 1999, but increased slightly on a per auction basis. Cost of catalogs amounted to 15% of net sales for fiscal 1999 compared to 14% of net sales for fiscal 1998.
The average cost of printing the catalogs during fiscal 1999 increased due to enhancements in the layout and additional coloring.

Total operating expenses decreased 6% comparing fiscal 1999 to fiscal 1998.
The largest decrease in operating expenses occurred in advertising costs, which decreased 35% from 2% of net sales in fiscal 1999 compared to 3% of net sales in fiscal 1998. The decrease is due to the Company's more selective approach to its auction advertising. Selling, general and administrative expenses decreased 6% in fiscal 1999 from fiscal 1998 largely due to the Georgetown gallery closure. This resulted in a 66% reduction in rent expense, 37% decrease in property taxes, a 40% decrease in travel expenses and a 21% reduction in utilities and telephone expenses. Depreciation expense increased 6% in fiscal 1999 from fiscal 1998 largely due to purchase of new computer equipment and software the Company acquired in fiscal 1999. Maintenance and repair costs increased 18% in fiscal 1999 compared to fiscal 1998, due to the cost of refurbishing the Company's engraving equipment used in its framing operation.

Interest expense increased 27% to 7% of net sales for fiscal 1999 as compared to 5% of net sales for fiscal 1998. The increase in interest expense was the result of higher outstanding loan balances used to finance the Company's equipment and document purchases in fiscal 1999.

Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate square footage occupied by the Company's headquarters operation to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $82,000 operating profit for fiscal 1999 as compared to approximately $160,000 operating profit for fiscal 1998. The decrease is a result of a reduction in leased square footage.

Item 7. Financial Statements
----------------------------






                              TABLE OF CONTENTS
                              -----------------

                                                                        PAGE
                                                                        ----


Independent Auditors' Report                                             12



Consolidated Balance Sheets - September 30, 1999 and 1998                13



Consolidated Statements of Operations for the
     Years ended September 30, 1999 and 1998                             14



Consolidated Statements of Changes in Stock-holders' Equity
     for the Years Ended September 30, 1999 and 1998                     15



Consolidated Statements of Cash Flows for the years ended
     September 30, 1999 and 1998                                         16



Notes to Consolidated Financial Statements                               18


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     ----------------------------------------



To the Board of Directors and Stockholders of Gallery of History, Inc.:




We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries as of September 30,
1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                         /s/ ARTHUR ANDERSEN LLP
                                         -----------------------
                                         ARTHUR ANDERSEN LLP






Las Vegas, Nevada
November 17, 1999


GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

CONSOLIDATED  BALANCE  SHEETS AS OF SEPTEMBER 30, 1999 AND 1998
___________________________________________________________________
                                   Notes        1999         1998
                                   -----        ----         ----
         ASSETS
Cash                                       $  258,263   $   15,069
Accounts receivable                  1        204,492      293,986
Prepaid expenses                               35,808       84,421
Documents owned                     1,10    6,768,573    6,557,812
Land and building-net              2,5,8    1,379,496    1,430,002
Property and equipment-net         1,2,5      467,834      235,004
Other assets                         3        136,796      163,510
                                            ---------    ---------
TOTAL ASSETS                               $9,251,262   $8,779,804
                                            =========    =========



       LIABILITIES
Accounts payable                           $  177,867   $   82,050
Notes payable                        5      1,596,621      517,803
Indebtedness to related parties     4,5     1,000,000    1,000,000
Deposits                                       21,154       31,596
Deferred tax                        1,7       171,011      170,524
Accrued and other liabilities                  79,395       92,619
                                            ---------    ---------
TOTAL LIABILITIES                           3,046,048    1,894,592
                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES        8


   STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  authorized, 20,000,000 shares;
  11,835,308 shares issued and
  outstanding                     1,6,10        5,918        5,918
Additional paid-in-capital                  9,392,363    9,392,363
Accumulated deficit                          (265,514)     (82,073)
Common stock in treasury (6,286,824
  and 5,710,240 shares), at cost           (2,927,553)  (2,430,996)
                                            ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  6,205,214    6,885,212
                                            ---------    ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $9,251,262   $8,779,804
                                            =========    =========


See the accompanying notes to consolidated financial statements.
________________________________________________________________

GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
___________________________________________________________________
                                   Notes      1999         1998
                                   -----      ----         ----
REVENUES                             1     $2,316,526   $2,818,097

COST OF REVENUES                              892,092    1,101,661
                                            ---------    ---------
GROSS PROFIT                                1,424,434    1,716,436
                                            ---------    ---------

OPERATING EXPENSES:
 Selling, general and administrative        1,379,496    1,462,727
 Depreciation                       1,2        77,246       73,042
 Advertising                                   53,924       82,870
 Maintenance and repairs             1         13,835       11,708
 Loss on gallery closures                       9,475         --
                                            ---------    ---------
TOTAL OPERATING EXPENSES                    1,533,976    1,630,347
                                            ---------    ---------
OPERATING PROFIT (LOSS)                      (109,542)      86,089
                                            ---------    ---------

OTHER INCOME (EXPENSE):
 Interest expense                            (168,351)    (132,972)
 Other, net                          8         94,452      147,764
                                            ---------    ---------
TOTAL OTHER INCOME (EXPENSE)                  (73,899)      14,792
                                            ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES            (183,441)     100,881


PROVISION FOR INCOME TAXES          1,7          --         25,126
                                            ---------    ---------

NET INCOME (LOSS)                          $ (183,441)  $   75,755
                                            =========    =========

EARNINGS (LOSS) PER SHARE            9
  Basic                                         $(.03)       $ .01
                                                 ====         ====
  Diluted                                       $(.03)       $ .01
                                                 ====         ====




See the accompanying notes to consolidated financial statements.
________________________________________________________________


GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
_____________________________________________________________________________________________

                                                       Additional                    Common
                   Common Stock   Paid-in Accumulated   Stock in
                Shares  Par Value Capital   Deficit     Treasury     Total
                ------  --------- -------   -------     --------     -----

BALANCE
AT 9/30/1997  11,835,308 $5,918 $9,392,363 $(157,828) $(2,047,481) $7,192,972


Repurchase
Common Stock,
at cost
(356,800
shares)            --      --        --         --       (383,515)   (383,515)


Net Income         --      --        --       75,755        --         75,755
              ----------  -----  ---------  --------   ----------   ---------


BALANCE
AT 9/30/1998  11,835,308 $5,918 $9,392,363 $ (82,073) $(2,430,996) $6,885,212


Repurchase
Common Stock,
at cost
(576,584
shares)            --      --        --         --       (496,557)   (496,577)


Net Loss           --      --        --     (183,441)       --       (183,441)
              ----------  -----  ---------  --------   ----------   ---------


BALANCE
AT 9/30/1999  11,835,308 $5,918 $9,392,363 $(265,514) $(2,927,553) $6,205,214
              ==========  =====  =========  ========   ==========   =========





See the accompanying notes to consolidated financial statements.
________________________________________________________________


GALLERY  OF  HISTORY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
___________________________________________________________________
                                                   1999          1998
                                                   ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                              $ (183,441)    $  75,755
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
  Depreciation and amortization                   143,297       138,766
  Loss on disposal of property and
  gallery closure                                   3,965         7,738
  (Increase) decrease in:
    Accounts receivable                            89,494      (234,336)
    Prepaid expenses                               48,613       (33,493)
    Documents owned (a)                          (210,761)      423,004
    Other assets                                   26,714         5,126
  Increase (decrease) in:
    Accounts payable                               95,817         7,641
    Deposits                                      (10,442)      (17,974)
    Deferred tax                                      487        26,481
    Accrued and other liabilities                 (13,224)       (1,014)
                                                ---------      --------
Net cash provided by operating activities          (9,481)      397,694
                                                ---------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and
  building improvements                          (329,586)      (98,169)
Purchase of documents (a)                            --            --
                                                ---------      --------
Net cash used for investing activities           (329,586)      (98,169)
                                                ---------      --------


(a)	Historically, the Company has normally acquired documents in excess of current needs when purchasing opportunities are favorable to accommodate future growth and appreciation.  Purchases of $695,622 and $271,294 in fiscal 1999 and 1998 included in the net change in inventory of documents and frames owned are shown as an operating activity above, without an allocation to investing activities, because it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle.



                                                                 (Continued)

GALLERY  OF  HISTORY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
FOR THE YEARS ENDED SEPTEMBER 30, 1999 AND 1998
_____________________________________________________________________

                                                   1999          1998
                                                   ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from bank lines of credit             $2,537,020    $2,352,903
Repayments of bank lines of credit             (1,458,202)   (2,273,939)
Repurchase of common stock                       (496,557)     (383,515)
                                                ---------     ---------
Net cash provided by (used for)
  financing activities                            582,261      (304,551)
                                                ---------     ---------

NET INCREASE (DECREASE) IN CASH                   243,194        (5,026)

CASH, BEGINNING OF YEAR                            15,069        20,095
                                                ---------     ---------
CASH, END OF YEAR                              $  258,263    $   15,069
                                                =========     =========



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the year for interest        $   165,258    $  130,820
Cash paid during the year for income
  taxes                                       $     --       $   18,800





















See the accompanying notes to consolidated financial statements.
________________________________________________________________

GALLERY OF HISTORY, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________

1.	SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Gallery of History, Inc. and subsidiaries (the "Company"), a Nevada corporation, acquires documents of historical or social significance and markets these documents to the general public. The Company's subsidiaries are as follows: 3601 West Sahara Corp., Gallery of History Auctions Inc., and International Stolen Art & Documents Clearinghouse Corp.

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

Accounts Receivable - Management reviews the collectibility of accounts receivable and establishes an allowance if collection is deemed unlikely. As of September 30, 1999 and 1998, no allowances were deemed necessary.

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

Revenues - Revenues are recognized when a sale is consummated.

Stock Split - The Company declared a two-for-one stock split for its stockholders of record as of December 24, 1998. The distribution was made January 8, 1999. All common stock numbers presented herein have been restated to reflect the stock split.

Income Taxes - Income taxes, where applicable, are provided at statutory rates. Deferred income taxes are recognized for income and expense items, which are reported for tax purposes in different years than for financial accounting purposes.



2.	LAND, BUILDING, PROPERTY AND EQUIPMENT,

Property and equipment and land and building at September 30, 1999 and 1998 consist of the following:

                              Estimated
                               Service
                                Lives        1999         1998
                                -----        ----         ----
Land                                     $  580,000   $  580,000
Building                      30 years    1,428,751    1,428,751
                                          ---------    ---------
Total cost                                2,008,751    2,008,751
Less accumulated depreciation               629,255      578,749
                                          ---------    ---------
Land and building - net                  $1,379,496   $1,430,002
                                          =========    =========

Equipment and furniture       5 years    $  813,313   $  647,092
Leasehold improvements       5-15 years     278,756      337,905
                                          ---------    ---------
Total cost                                1,092,069      984,997
Less accumulated depreciation
  and amortization                          753,423      749,993
                                          ---------    ---------
  Subtotal                                  338,646      235,004
Construction in process                     129,188         --
                                          ---------    ---------
Property and equipment - net             $  467,834   $  235,004
                                          =========    =========

3.	OTHER ASSETS

Other assets at September 30, 1999 and 1998 consist of the following:

                                              1999         1998
                                              ----         ----
Book inventory                             $ 14,120     $ 14,780
Framing raw materials inventory             129,757      143,908
  Less reserve for obsolete materials       (15,000)        --
Other                                         7,919        4,822
                                            -------      -------
Total                                      $136,796     $163,510
                                            =======      =======


4.	RELATED PARTIES

In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod, the President of the Company and his wife, Pamela. Nanna Corp. has since dissolved, as a result the note was transferred to Mr. Axelrod. The note is due April 30, 2002, with interest payments monthly at a rate of 8%. The proceeds of this loan were used to pay down the Company's mortgage on its building, which was at a higher interest rate. Interest expense on the related party note was $85,105 during fiscal year 1999.

The Company purchased catalogs for its auction operation from Nanna Corp. During fiscal 1998, the Company paid $157,000 to Nanna Corp. for catalogs for five auctions. The Company believes that such purchase prices were substantially comparable to what it would have had to pay an unrelated supplier. As of the June 1998 auction, the Company began utilizing different sources for its catalog printing.



5.	NOTES PAYABLE AND INDEBTEDNESS TO RELATED PARTIES

Debt consists of the following at September 30:
                                              1999        1998
                                              ----        ----
Reducing revolving line of credit in the
 amount of $1,839,523.  The line has a 59
 month amortization of principal at a 9%
 interest rate, a balloon payment due at
 maturity of July 15, 2002 in the amount
 of $1,565,106 or the outstanding balance
 if paid down and is collateralized by a
 building.  As of September 30, 1999,
 there was $163,126 available under
 this line of credit.                    $1,560,202   $  467,778

Related party note payable at 8%
 interest.  The note has monthly
 interest payments with principal due
 April 30, 2002.                          1,000,000   1,000,000

                                              1999        1998
                                              ----        ----
Term note payable at 7.99% with 60
 monthly payments of principal and
 interest with the unpaid balance due
 March 5, 2002, collateralized by a truck.   36,419      50,025
                                          ---------   ---------
     Total                               $2,596,621  $1,517,803
                                          =========   =========

Maturities of notes payable are as follows for fiscal years ending
September 30:
                    2000                 $   75,467
                    2001                 $   83,476
                    2002                 $2,437,678
                                          ---------
                    Total                $2,596,621
                                          =========

The Company has a line of credit from a bank in the amount of $100,000 available through, and due on July 15, 2000. As of September 30, 1999, there were no funds drawn against this line of credit. When funds are drawn on the line of credit, it is collateralized by equipment and inventory of the Company. Any funds drawn bear interest at prime plus 1.5%.

The estimated fair value of the Company's debt at September 30, 1999 and 1998, respectively, was approximately $2,597,000 and $1,518,000, which approximates its book value. The estimated fair value amounts were based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.



6.	COMMON STOCK AND STOCK OPTIONS

A maximum of 1,100,650 shares of common stock have been reserved for issuance of stock options. Options are granted at the current market price at the date of grant and vest immediately upon issuance.

Summarized information for the options is as follows:

                                        1999                 1998
                                 -----------------     ----------------
                                          Weighted             Weighted
                                          Average              Average
                                          Exercise             Exercise
                                  Options  Price       Options  Price
                                  -------  -----       -------  -----
Outstanding at Beginning of Year  658,800  $1.50       748,800  $1.59
  Granted                          20,000  $4.50          --    $ --
  Exercised                          --    $ --           --    $ --
  Canceled/Expired                658,800  $1.50        90,000  $2.25
                                 --------   ----       -------   ----
Outstanding at End of Year         20,000  $4.50       658,000  $1.50
                                 ========   ====       =======   ====
Exercisable at End of Year         20,000              658,000
Options Available for Grant     1,080,650              441,850

The following table summarizes information about the options outstanding at September 30, 1999:

            Options Outstanding                      Options Exercisable
---------------------------------------------     -------------------------
                         Weighted
                         Average     Weighted                      Weighted
Range of    Number      Remaining    Average          Number       Average
Exercise  Outstanding  Contractual   Exercise     Exercisable at   Exercise
 Prices   at 9/30/99      Life        Price          9/30/99        Price
 ------   ----------      ----        -----          -------        -----
 $ 4.50     20,000         5          $4.50           20,000        $4.50

The Company applies APB Opinion 25 and related interpretations in accounting for the options. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation."
Had compensation expense for the plans been determined in accordance with SFAS No. 123, the effect on the Company's net income (loss) applicable to common stock and basic earnings (loss) per common share would have been as follows:

                                                          Year Ending
                                                         September 30,
                                                       1999        1998
                                                       ----        ----
Net Income (loss) applicable to common stock:
       As reported                                  $(183,441)   $ 75,755
       Pro forma                                    $(183,441)   $(30,855)
Basic and diluted earnings (loss) per common share:
       As reported                                  $    (.03)   $    .01
       Pro forma                                    $    (.03)   $     --

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing method with the following assumptions:

                                                          Year Ending
                                                         September 30,
                                                       1999        1998
                                                       ----        ----
Expected dividend yield                                  0%          0%
Expected stock price volatility                     218.43%     114.10%
Risk-free interest rate                               5.12%       5.12%
Expected average life of options (years)                 5           5
Expected fair value of options granted                4.44          --

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to September 30, 1997, the resulting pro forma net income may not be representative of that to be expected in future years.


7.	INCOME TAXES

The provision for income taxes for the years ended September 30, 1999 and 1998 are as follows:

                                           1999         1998
                                           ----         ----
Current
  Federal                               $   --       $ (1,355)
Deferred                                    --         26,481
                                         -------      -------
Total                                   $   --       $ 25,126
                                         =======      =======

Components of deferred tax assets (liabilities) for the years ended September 30, 1999 and 1998 are as follows:

                                           1999         1998
                                           ----         ----
Depreciation                           $(209,155)   $(207,145)
                                        --------     --------
  Gross deferred tax liabilities        (209,155)    (207,145)
                                        --------     --------
Net operating loss carryforward           84,784       25,561
Other                                     17,898       11,060
                                        --------     --------
Gross deferred tax assets                102,682       36,621
Less valuation allowance                 (64,538)        --
                                        --------     --------
Subtotal                                  38,144       36,621
                                        --------     --------
Net deferred tax liabilities           $(171,011)   $(170,524)
                                        ========     ========

Statement of Financial Accounting Standards No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not, otherwise, a valuation allowance is applied. During fiscal year 1999, the Company estimated that current deferred tax assets will not be realizable and provided a deferred tax liability to offset the current year amount. Additionally, management believes that the prior year deferred assets will be realizable.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to the loss before income taxes and cumulative effect of a change in accounting principle as a result of the following differences:

                                           1999         1998
                                           ----         ----
Expected provision/(benefit)           $ (62,370)   $  35,308
Increase (decrease) from rate:
  Effect of unrecognized tax benefits       --        (19,085)
  Other                                   (2,168)       8,903
  Change in valuation allowance           64,538         --
                                        --------     --------
Effective tax rate (0%, 24.9%)         $    --      $  25,126
                                        ========     ========

As of September 30, 1999, the Company had the following income tax loss carryforwards available for income tax purposes:

                                      Expiration      Amounts
                                        Dates
                                        -----         -------
Federal regular tax operating
  loss carryforwards                 2009 to 2019    $249,366


8.	COMMITMENTS AND CONTINGENCIES

The Company leases office space in its headquarters building to tenants under non-cancellable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods range from two to twenty years with various renewal options. Rental income for the periods ended September 30, 1999 and 1998 was $157,431 and $239,496, respectively. Included in Selling, General and Administrative Expenses is 50% of the building's operating costs representingarea occupied by the Company's headquarters operation. Included in Other Income (Expense) is the net rental income realized by the building operation less the remaining operation expenses. This resulted in other income of $81,808 and $160,140 for the periods ended September 30, 1999 and 1998, respectively. Specific net assets identifiable with rental real estate totaled $739,964 and $775,231 at September 30, 1999 and 1998, respectively. These amounts included $629,255 and $578,749 of accumulated depreciation for the years presented.

Future minimum lease payments receivable from non-cancellable operating leases as of September 30, 1999, excluding amounts applicable to reimbursable expenses, are as follows:

                        2000                 $  123,135
                        2001                    103,128
                        2002                    105,191
                        2003                    107,295
                        2004                    109,440
                        Thereafter              829,885
                                              ---------
                        Total                $1,378,074
                                              =========


9.	EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of shares of common stock outstanding, 5,565,563 and 6,399,677 for the years ended September 30, 1999 and 1998, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS 128").
SFAS 128 is effective for periods ending after December 15, 1997 and replaces previously reported earnings per share with "basic", or undiluted, earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options.

The Company adopted the provisions of SFAS 128 in its 1998 annual financial statements. The following table discloses the Company's earnings (loss) per share for the years ended September 30, 1999 and 1998, as determined in accordance with SFAS 128.

                                         1999         1998
                                         ----         ----
Net income (loss) per share
    Basic                               $(.03)        $.01
    Diluted                             $(.03)        $.01

At September 30, 1999 and 1998 substantially all of the 530,000 and 658,800, respectively, of the exercisable stock options were excluded from the computation of diluted earnings per share. In accordance with SFAS 128, when an entity has a loss from continuing operations, no potential common shares shall be included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the period ending September 30, 1999. Also in accordance with SFAS 128, when options have an exercise price greater than the average market price, no potential common shares shall be included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the period ending September 30, 1998.

10.	REPURCHASE OF COMMON STOCK

On October 18, 1996, the Company repurchased 5,319,440 shares of its common stock, representing the entire interest of the Company's largest stockholder for total consideration of $2,000,000, consisting of 460 documents valued at $1,803,045 and $196,955 in cash. The value of the inventory was negotiated by the parties based on an independent expert's appraisal. The book value of the inventory was $1,446,492, resulting in a gain on disposition of $356,553. In fiscal 1997, the Company purchased 34,000 shares of its common stock at an average price per share of $1.397. During fiscal 1998, the Company purchased 356,800 shares at an average price per share of $1.075. During fiscal 1999, the Company purchased 576,584 shares at an average price per share of $.861. Subsequently, during October 1999, the Company purchased 22,500 shares of its common stock at an average price of $3.605.


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

                                                          Has Servered
                                                          as Director
                               Position(s) with           Continuously
Name                   Age     the Company                   Since
-----------------      ---   --------------------------      -----
Todd M. Axelrod        50    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           51    Treasurer/Assistant              1984
                             Secretary and Director

Pamela Axelrod         44    Executive Vice President         1995
                             Director

Bernard Duke           72    Director                         1998

Barry Fink             61    Director                         1999

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

Todd M. Axelrod has been Chairman of the Board of Directors and President of the Company since its inception in November 1981. Mr. Axelrod has been a private collector of valuable historical documents since 1968. Mr. Axelrod authored a book entitled "The Handbook of Historical Documents - A guide to Owning History".

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

Barry Fink has been a partner of the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1998. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal service for the Company during fiscal 1999 and will perform legal services for the Company in fiscal 2000. Such services have related to compliance with securities laws and other business matters.


Compliance with Section 16(a) of the Exchange Act

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

To the Company's knowledge, during the fiscal year ended September 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of Form 3 for Mr. Fink as a new director of the Company which was filed late. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.

Item 10. Executive Compensation

The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 1999, 1998 and 1997, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

                         SUMMARY COMPENSATION TABLE
Name and Principal          Fiscal             Annual Compensation
Position                     Year               Salary       Bonus
--------------------------   ----               -------     ------
Todd M. Axelrod              1999              $139,125    $26,250
  President and Chief        1998               137,469     26,304
  Executive Officer          1997               133,500     25,000

Pamela R. Axelrod            1998              $139,125    $26,250
  Executive Vice-President   1997               137,469     26,304
                             1996               132,500     25,000

During the three year period ended September 30, 1999 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options. Options have been granted to Bernard Duke and Barry Fink, both members of the board of directors. The options were granted August 1999; 10,000 each with a five year term and $4.50 exercise price.

During the fiscal year ended September 30, 1999, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 2000. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.



Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of December 1, 1999, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
--------  ----------------------    -----------------------  --------
Common    Todd M. Axelrod(2)           4,280,824(3)(5)        77.5%
 Stock

Common    Rod R. Lynam(2)                    210               (4)
 Stock

 Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
--------  ----------------------    -----------------------  --------

 Common    Pamela Axelrod(2)            4,280,824(5)           77.5%
 Stock

 Common    Gerald Newman                  393,000               7.1%
 Stock     Seabreeze Lane
           Amagansette, NY 10093

 Common    Bernard Duke                    10,000(6)            (4)
 Stock     2250 Allenwood Road
           Wall, NJ 07719

 Common    Barry Fink                      10,000(6)            (4)
 Stock     Christensen, Miller, Fink,
           Jacobs, Glaser, Weil &
           Shapiro, LLP
           Avenue of the Stars,
           18th Floor
           Los Angeles, CA 90067

 Common    All Executive Officers       4,301,034(6)           77.6%
 Stock     and Directors as a
           group (5 persons)

(1) Except as otherwise noted in (5) below, the individuals referred to above have sole voting and investment power in regard to their Common Stock, subject to applicable community property laws.

(2) Address is the same as the Company's address.

(3) Includes 2,059,022 shares of Common Stock owned of record and beneficially by Pamela Axelrod, Mr. Axelrod's wife, for which Mr. Axelrod has been appointed proxy (as discussed in Note (5) below). Excludes 204 shares of Common Stock owned of record and beneficially by Ruth Canvasser, Mr. Axelrod's mother; as to which Mr. Axelrod disclaims beneficial ownership.

(4) Less than 1%.

(5) Pamela Axelrod has appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 2,059,022 shares and to give all consents on all matters that Mrs. Axelrod may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. Includes 2,221,802 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (3) above).

(6) Includes 10,000 shares of common stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share.


(C)   Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.








Item 12. Certain Relationships and Related Transactions

The Company borrowed $1,000,000 in September 1998 from Nanna Corp., a company owned by Todd Axelrod and his wife Pamela Axelrod. Nanna Corp. has since dissolved, as a result the note was transferred to Mr. Axelrod. The loan is payable interest only at a rate of 8% with principal due April 30, 2002. Interest expense on the related party note was $85,105 during fiscal year 1999. The proceeds for such loans have been utilized by the Company to reduce its outstanding bank line of credit.

The Company purchased catalogs for its auction operation from Nanna Corp. During fiscal 1998, the Company has paid Nanna Corp. $157,000 for catalogs for five auctions. The Company believes that such purchase prices were substantially comparable to what it would have had to pay an unrelated supplier. As of the June 1998 auction, the Company began utilizing different sources for its catalog printing.

Item 13. Exhibits and Reports on Form 8-K

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

(a)3.       Exhibits

 3.1  Articles of Incorporation and By-Laws.*

 3.2  Amendment to Articles of Incorporation filed July 9, 1984.*

 3.3  Amendment to Articles of Incorporation filed May 29, 1990.**

10.5  Gallery of History, Inc. 1992 Stock Option Plan.***

10.6 Agreement and Release dated October 11, 1996 between Ethelmae Stuart Haldan, as trustee of the Ethelmae S. Haldan Trust dated March 30, 1987, and Gallery of History, Inc.****

21    List of Subsidiaries.

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





Dated: December 28, 1999
                                  GALLERY OF HISTORY, INC.

                                  By: /s/ Todd M. Axelrod
                                      -------------------------
                                      Todd M. Axelrod,
                                      Chairman and President



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                Title                            Date
---------------------    ----------------------------     -----------------
/s/ Todd M. Axelrod      President and                    December 28, 1999
Todd M. Axelrod          Chairman of the
                         Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant              December 28, 1999
Rod Lynam                Secretary and Director
                         (Principal Financial and
                         Accounting Officer)


/s/ Pamela Axelrod       Executive Vice President         December 28, 1999
Pamela Axelrod           and Director


/s/ Bernard Duke         Director                         December 28, 1999
Bernard Duke


/s/ Barry Fink           Director                         December 28, 1999
Barry Fink
