Form 10QSB
period 1999-12-31
GALLERY OF HISTORY INC
filed 2000-02-14
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended   December 31, 1999

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



The Registrant had 5,525,984 shares of Common Stock, par value $.0005, outstanding as of February 1, 2000.

                     Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                     DECEMBER 31,    SEPTEMBER 30,
                                         1999           1999
                                      UNAUDITED
                                     -----------     ------------
               ASSETS
Cash                                 $    10,751     $   258,263
Accounts receivable                       21,816         204,492
Prepaid expenses                          91,928          35,808
Documents owned                        6,997,867       6,768,573
Land and building-net                  1,366,870       1,379,496
Property and equipment-net               475,261         467,834
Other assets                             133,551         136,796
                                      ----------      ----------
TOTAL ASSETS                         $ 9,098,044     $ 9,251,262
                                      ==========      ==========



            LIABILITIES
Accounts payable                     $   129,545     $   177,867
Notes payable                          1,736,310       1,596,621
Indebtedness to related parties        1,000,000       1,000,000
Deposits                                  29,795          21,154
Deferred tax                             171,011         171,011
Accrued and other liabilities            101,595          79,395
                                      ----------      ----------
TOTAL LIABILITIES                      3,168,256       3,046,048
                                      ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,835,308 shares issued
  and outstanding                          5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Accumulated deficit                     (459,822)       (265,514)
Common stock in treasury (6,309,324
   and 6,286,824 shares), at cost     (3,008,671)     (2,927,553)
                                      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY             5,929,788       6,205,214
                                      ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 9,098,044     $ 9,251,262
                                      ==========      ==========

See the accompanying notes to consolidated financial statements.


             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
___________________________________________________________________
                                           THREE MONTHS ENDED
                                              DECEMBER 31,
                                          1999           1998
                                       ---------      ---------
REVENUES                              $  421,296     $  628,502

COST OF REVENUES                         204,269        237,641
                                       ---------      ---------
GROSS PROFIT                             217,027        390,861
                                       ---------      ---------

OPERATING EXPENSES:
  Selling, general and administrative    335,112        357,483
  Depreciation                            24,596         16,459
  Advertising                              9,113         18,718
  Maintenance and repairs                  3,699          1,635
                                       ---------      ---------
TOTAL OPERATING EXPENSES                 372,520        394,295
                                       ---------      ---------

OPERATING LOSS                          (155,493)        (3,434)
                                       ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense                       (55,531)       (44,222)
  Other                                   16,716         19,586
                                       ---------      ---------
TOTAL OTHER EXPENSE                      (38,815)       (24,636)
                                       ---------      ---------

LOSS BEFORE INCOME TAXES                (194,308)       (28,070)

CREDIT FOR INCOME TAXES                     --            8,161
                                       ---------      ---------

NET LOSS                              $ (194,308)    $  (19,909)
                                       =========      =========




LOSS PER SHARE:
  Basic                                    $(.04)          $ --
  Diluted                                  $(.04)          $ --



See the accompanying notes to consolidated financial statements.

                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
___________________________________________________________________________
                                        THREE MONTHS ENDED DECEMBER 31,
                                              1999           1998
                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 $(194,308)      $(19,909)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization            41,109         32,973
     (Increase) decrease in:
       Prepaid expenses                      (56,120)        (8,054)
       Accounts receivable                   182,676        205,947
       Documents owned                      (229,294)        14,333
       Other assets                            3,245         (1,035)
     (Decrease) increase in:
       Accounts payable                      (48,322)        (3,932)
       Deposits                                8,641         (2,632)
       Deferred tax                             --           (7,293)
       Accrued and other liabilities          22,200         31,437
                                            --------        -------
Net cash provided by (used for)
   operating activities                     (270,173)       241,835
                                            --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment         (35,910)       (21,145)
                                            --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                614,000        691,520
  Repayments of notes payable               (474,311)      (481,758)
  Repurchase of common stock                 (81,118)      (433,020)
                                            --------        -------
Net cash used in financing activities         58,571       (223,258)
                                            --------        -------

NET INCREASE (DECREASE) IN CASH             (247,512)        (2,568)

CASH, BEGINNING OF PERIOD                    258,263         15,069
                                            --------        -------
CASH, END OF PERIOD                        $  10,751      $  12,501
                                            ========        =======






See the accompanying notes to consolidated financial statements.

                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three Month Period Ended December 31, 1999 and 1998
_____________________________________________________________________________

     1)  Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.

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

     3)  Repurchase of Common Stock
In fiscal 1999, the Company purchased 576,584 shares of its common stock at an average price of $.86 a share. In October 1999, the Company purchased 22,500 shares of its common stock at an average price of $3.61 a share. Some of these purchases were made in the open market and others were privately negotiated transactions.

     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the average number of shares outstanding for the three months ended December 31, 1999 and 1998 were 5,526,962 and 5,596,756, respectively. Because of the loss situation, no potential dilution has been considered, therefore the average number of shares for diluted earning per share is the same as the basic earning per share.

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

The Company incurred a decrease in cash provided by operating activities in its first quarter resulting from the net loss and an increase in the purchasing of new document inventory. Document inventory purchases increased during the quarter due to favorable buying opportunities. A decrease in accounts receivable resulted from the timing of auctions held. In October 1999, the Company purchased 22,500 shares of its Common Stock for $3.61 a share. The Company has utilized its bank lines of credit to finance its operations and common stock repurchase.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 2000. Loans under the line are secured by the Company's inventory. As of December 31, 1999, there was no outstanding balance on this line of credit. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 of the then current balance. This line of credit is collateralized by the Company's headquarters building. As of December 31, 1999, there was approximately $5,000 available under this line of credit with a principal balance of $1,703,466. All excess cash is applied against this loan rather than maintaining excessive cash balances. In March 1999, the Company borrowed $1,000,000 from Mr. Axelrod. This note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program.

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




Results of Operations
---------------------
Document revenues decreased 33% for the current quarter compared to the quarter ended December 31, 1998. Retail revenues decreased 28% comparing the two quarters ended December 1999 to 1998, however, both periods resulted in approximately 9% of total revenues. Auction revenues decreased 33% comparing the quarters with both quarter periods consisting of two auctions. In the previous quarter period, the Company had several customers purchasing large quantities of documents; those larger sales were not realized in the current quarter auctions. The proximity of the current quarter auctions could have resulted in a reduced interest among the Company's customers; an auction was held in November 1999 and another in December 1999, rather than the normal six weeks separation between auctions. Furthermore, the competition is increasing with auctions becoming commonplace on the internet.

Cost of goods sold increased from 38% of net revenues for the quarter ended December 1998 compared to 49% of net revenues for the quarter ended December 1999. Document costs remained consistent at 24% of net revenues for the two quarter periods. Cost of catalogs increased 17% comparing the quarter ended December 1999 to 1998 or 25% of net revenues for 1999 compared to 14% of net revenues for 1998. The increase is due to enhancements in the printing of the catalogs.

Total operating expenses decreased 6% comparing the quarter ended December 31, 1999 to December 31, 1998. Selling, general and administrative expenses decreased 6% comparing the quarter periods. The decrease is attributed to a decrease in salaries and rent expense related to the closure of the Company's retail gallery in Washington, D.C. in January 1999. Depreciation expense increased by 49% comparing the quarter ended December 31, 1999 to December 31, 1998 as a result of the Company's expanded computer equipment and software acquisitions. The added computer equipment also resulted in an increase in repair and maintenance expenses. Advertising decreased 51% for the quarter ended December 1999 compared to December 1998. Because of the increased number of catalog mailings, the Company has scaled back its auction advertising expenditure.

Interest expense increased 26% for the quarter ended December 31, 1999 compared to December 31, 1998. The increase is a result of higher outstanding loan balances on the Company's lines of credit, which was drawn on to finance its operations and the purchase of its common stock. Other income is largely the result of the rental operation for the Company's headquarters building. The decrease comparing the periods was a result of a reduction in leased square footage to outside tenants.









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




                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)










Date   February 14, 2000              /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date   February 14, 2000              /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)