Form 10QSB
period 2000-03-31
GALLERY OF HISTORY INC
filed 2000-05-15
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended   March 31, 2000


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



The Registrant had 5,525,984 shares of Common Stock, par value $.0005, outstanding as of May 1, 2000.

                      Part 1  -  FINANCIAL INFORMATION

                 GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                       CONSOLIDATED  BALANCE  SHEETS
_________________________________________________________________________
                                       MARCH 31,     SEPTEMBER 30,
                                         2000            1999
                                      UNAUDITED
                                     -----------     ------------
               ASSETS
Cash                                 $    26,742     $   258,263
Accounts receivable                       17,588         204,492
Prepaid expenses                          54,230          35,808
Documents owned                        6,969,290       6,768,573
Land and building-net                  1,354,244       1,379,496
Property and equipment-net               488,607         467,834
Other assets                             133,196         136,796
                                      ----------      ----------
TOTAL ASSETS                         $ 9,043,897     $ 9,251,262
                                      ==========      ==========


            LIABILITIES
Accounts payable                     $    79,650     $   177,867
Notes payable                          1,744,660       1,596,621
Indebtedness to related parties        1,065,000       1,000,000
Deposits                                  23,467          21,154
Deferred tax                             171,011         171,011
Accrued and other liabilities            106,841          79,395
                                      ----------      ----------
TOTAL LIABILITIES                      3,190,629       3,046,048
                                      ----------      ----------

        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,835,308 shares issued
  and outstanding                          5,918           5,918
Additional paid-in-capital             9,392,363       9,392,363
Accumulated deficit                     (536,342)       (265,514)
Common stock in treasury (6,309,324
   and 6,270,524 shares), at cost     (3,008,671)     (2,927,553)
                                      ----------      ----------
TOTAL STOCKHOLDERS' EQUITY             5,853,268       6,205,214
                                      ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $ 9,043,897     $ 9,251,262
                                      ==========      ==========


See the accompanying notes to consolidated financial statements.


                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________
                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                  MARCH 31,                 MARCH 31,
                              2000        1999          2000         1999
                            --------    --------     ----------   ----------
REVENUES                  $  574,313   $ 621,825     $  995,610   $1,250,327

COST OF GOODS SOLD           230,242     240,755        434,511      478,396
                           ---------    --------      ---------    ---------
GROSS PROFIT                 344,071     381,070        561,099      771,931
                           ---------    --------      ---------    ---------

OPERATING EXPENSES:
 Selling, general and
  administrative             325,502     375,395        660,614      732,878
 Depreciation                 29,431      17,313         54,027       33,772
 Advertising                   8,800      13,130         17,913       31,848
 Maintenance & repairs         9,262       5,660         12,961        7,296
 Loss on gallery closure        --         9,475           --          9,475
                           ---------    --------      ---------    ---------
TOTAL OPERATING EXPENSES     372,995     420,973        745,515      815,269
                           ---------    --------      ---------    ---------

OPERATING LOSS               (28,924)    (39,903)      (184,416)     (43,338)
                           ---------    --------      ---------    ---------

OTHER INCOME (EXPENSE)
 Interest expense            (66,321)    (38,487)      (121,852)     (82,709)
 Other                        18,725      23,269         35,440       42,856
                           ---------    --------      ---------    ---------
TOTAL OTHER EXPENSE          (47,596)    (15,218)       (86,412)     (39,853)
                           ---------    --------      ---------    ---------

LOSS BEFORE INCOME TAXES     (76,520)    (55,121)      (270,828)     (83,191)

CREDIT FOR INCOME TAX           --          --            --           8,161
                           ---------    --------      ---------    ---------

NET LOSS                  $  (76,520)  $ (55,121)    $ (270,828)  $  (75,030)
                           =========    ========      =========    =========


LOSS PER SHARE:
  Basic                        $(.01)      $(.01)         $(.05)       $(.01)
                                ====        ====           ====         ====
  Diluted                      $(.01)      $(.01)         $(.05)       $(.01)
                                ====        ====           ====         ====



See the accompanying notes to consolidated financial statements.

                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
___________________________________________________________________________
                                               SIX MONTHS ENDED
                                                   MARCH 31,
                                              2000           1999
                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 $(270,828)      $(75,030)
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization            87,053         66,798
     Deferred tax                               --           (7,674)
     (Increase) decrease in:
       Accounts receivable                   186,904        258,704
       Prepaid expenses                      (18,422)        29,491
       Documents owned                      (200,717)        92,085
       Other assets                            3,600          5,852
     (Decrease) increase in:
       Accounts payable                      (98,217)        93,630
       Deposits                                2,313         (6,546)
       Accrued and other liabilities          27,446         28,485
                                            --------        -------
Net cash provided by (used for)
   operating activities                     (280,868)       485,795
                                            --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment         (82,574)      (104,579)
                                            --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) from
    credit facilities                        213,039         53,253
  Repurchase of common stock                 (81,118)      (433,020)
                                            --------        -------
Net cash provided by (used for)
  financing activities                       131,921       (379,767)
                                            --------        -------

NET INCREASE (DECREASE) IN CASH             (231,521)         1,449

CASH, BEGINNING OF PERIOD                    258,263         15,069
                                            --------        -------
CASH, END OF PERIOD                        $  26,742       $ 16,518
                                            ========        =======





See the accompanying notes to consolidated financial statements.

                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Period Ended March 31, 2000 and 1999
_____________________________________________________________________________

     1)  Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.


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


     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the average number of shares outstanding for the three months ended March 31, 2000 and 1999 were 5,525,984 and 5,564,784, respectively; and for the six month period ended March 31, 2000 and 1999 the average number of shares outstanding were 5,526,475 and 5,580,945, respectively. Because of the Company's loss, no potential dilution has been considered; therefore the average number of shares for diluted earning per share is the same as the basic earning per share.


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

The Company incurred a decrease in cash provided by operating activities in its six month period ended March 31, 2000 resulting from the net loss, a decrease in accounts payable and an increase in the purchasing of new document inventory. Accounts payable were higher at the beginning of the period because of the amounts due for consigned inventory that was sold in the Company's September 1999 auction. Document inventory purchases increased during the six month period due to favorable buying opportunities. A decrease in accounts receivable resulted from the timing of auctions held. In October 1999, the Company purchased 22,500 shares of its Common Stock for $3.61 a share. The Company has utilized its bank lines of credit to finance its operations and common stock repurchase.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 2000. Loans under the line are secured by the Company's inventory. As of March 31, 2000, there was a $25,000 outstanding balance on this line of credit. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 of the then current balance. The Company's headquarters building collateralizes this line of credit. As of March 31, 2000, there was approximately $3,000 available under this line of credit with a principal balance of $1,690,478. In March 1999, the Company borrowed $1,000,000 from Mr. Axelrod. This note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed additional funds during the period, when necessary, from Mr. Axelrod. The Company pays the same interest rate as its bank revolving line of credit and has an outstanding balance of $65,000 as of March 31, 2000.

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

Results of Operations
---------------------
Document revenues decreased 8% for the quarter period ended March
31, 2000 compared to the quarter ended March 31, 1999, and decreased 20% comparing the two six month periods. Auction revenues decreased 8% comparing the quarter ended March 31, 2000 to March 31, 1999. Auction revenues decreased 20% comparing the six month periods. The decrease is a result of a 29% decline in the number of bidders, down from an average of 126 bidders in the four auctions held during the six month period ended March 31, 1999 to an average of 90 bidders for the four auctions held during the six month period ended March 31, 2000. As a result, the number of units sold decreased 34% comparing the auction held during the six month periods. However, the average sales price has increased to $1,109 per item sold for auctions held during the six month period ended March 31, 2000 compared to an average sales price of $922 per item for auctions held during the six month period ended March 31, 1999. Retail revenues were 5% of total revenues for both quarter periods; however, retail revenues decreased 19% comparing the six month periods largely due to revenues generated at the Washington DC gallery that was closed in January 1999.

Cost of goods sold increased to 40% of net revenues for the quarter ended March 31, 2000 compared to 39% of net revenues for the quarter ended March 31, 1999. Cost of goods sold increased to 44% of net revenues for the six month period ended March 2000 compared to 38% of net revenues for the six month period ended March 1999. Document costs decreased to 23% of net revenues for the quarter ended March 31, 2000 compared to 24% of net revenues for the quarter ended March 31, 1999. Document costs remained consistent at 24% of net revenues for both six month periods. Cost of catalogs increased to 17% of net revenues for the quarter ended March 2000 compared to 15% of net revenues for the quarter ended March 1999. For the six month periods, catalog costs increased to 20% of net revenues for 2000 compared to 14% of net revenues for 1999. The increase is due to enhancements in the printing of the catalogs. Comparing the two six month periods, the cost of catalogs has increased 19%.

Total operating expenses decreased 11%, to 65% of net revenues for the quarter ended March 31, 2000 compared to 68% of net revenues for the quarter ended March 31, 1999. Total operating expenses decreased 9% comparing the six month periods, however total operating expenses increased as a percent of revenues because of the lower current period total revenues, to 75% of net revenues for the current six month period from 65% of net revenues for the prior six month period. Selling, general and administrative expenses decreased 13% comparing the quarter periods and 10% comparing the six month periods. The decrease is, in part, attributed to a decrease in expenses related to the closure of the Company's retail gallery in Washington, D.C. in January 1999. In addition, salaries and related payroll taxes decreased 10% comparing the quarter periods and 9% comparing the six month periods. The decrease is a result of in-house computer personnel employed by the Company in the previous six moth period. Currently, the Company has engaged outside specialists to maintain its computer systems. This is the reason for the increase in maintenance & repairs expenses, which increased 64% comparing the quarter periods and 78% comparing the six month periods. Depreciation expense increased by 70% comparing the quarter periods to 5% of net revenues for the quarter ended March 31, 2000 compared to 3% of net revenues for the quarter period ended March 31, 1999.

Depreciation expense increased 60% comparing the six month periods to 5% of net revenues for the six months ended March 31, 2000 compared to 3% of net revenues for the six month period ended March 31, 1999. The increase is a result of the Company's expanded computer equipment and software acquisitions. Advertising decreased 33% for the quarter ended March 2000 compared to March 1999, from 2% of net revenues for 1999 to 1.5% of net revenues for 2000. Advertising also decreased comparing the six month periods to 2% net revenues for 2000 compared to 2.5% of net revenues for 1999. Advertising expenses have been scaled back to help lower total operating expenses.

Interest expense increased 72% comparing the quarter periods to 11.5% of net revenues for the quarter period ended March 31, 2000 from 6% of net revenues for the quarter ended March 31, 1999. Interest increased to 12% of net revenues for the six month period ended March 2000 compared to 7% of net revenues for the six month period in 1999. The increase is a result of higher outstanding loan balances on the Company's lines of credit, which were drawn on to finance its operations, the purchase of document inventory and the repurchase of the Company's common stock. Other income is largely the result of the rental operation for the Company's headquarters building. The decrease comparing the periods was a result of a reduction in leased square footage to outside tenants.













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








                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)







Date   May 15, 2000                  /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)






Date   May 15, 2000                  /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)