Form 10QSB
period 2000-06-30
GALLERY OF HISTORY INC
filed 2000-08-15
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended   June 30, 2000


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

The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of August 1, 2000.




                      Part 1  -  FINANCIAL INFORMATION


               GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                        CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________

                                           JUNE 30,     SEPTEMBER 30,
                                             2000           1999
                                          UNAUDITED
                                         -----------     ------------
               ASSETS
Cash                                     $   140,735     $   258,263
Accounts receivable                          108,674         204,492
Prepaid expenses                              32,401          35,808
Documents owned                            7,195,256       6,768,573
Land and building-net                      1,341,617       1,379,496
Property and equipment-net                   587,163         467,834
Other assets                                 130,848         136,796
                                          ----------      ----------
TOTAL ASSETS                             $ 9,536,694     $ 9,251,262
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $   100,425     $   177,867
Notes payable                              1,801,172       1,596,621
Indebtedness to related parties            1,605,000       1,000,000
Deposits                                      18,154          21,154
Deferred tax                                 171,011         171,011
Accrued and other liabilities                121,413          79,395
                                          ----------      ----------
TOTAL LIABILITIES                          3,817,175       3,046,048
                                          ----------      ----------

        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued
  and outstanding                              5,968           5,918
Additional paid-in-capital                 9,710,542       9,392,363
  Less deferred compensation-restricted
  common stock                              (236,321)           --
Accumulated deficit                         (751,999)       (265,514)
Common stock in treasury (6,309,324
   and 6,286,824 shares), at cost         (3,008,671)     (2,927,553)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 5,719,519       6,205,214
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,536,694     $ 9,251,262
                                          ==========      ==========

See the accompanying notes to consolidated financial statements.
------------------------------------------------------------------------




              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_________________________________________________________________________

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                JUNE 30,                   JUNE 30,
                            2000        1999          2000         1999
                          --------    --------     ----------   ----------

REVENUES                $  446,708   $ 616,560     $1,442,317   $1,866,886

COST OF GOODS SOLD         184,782     233,763        619,292      712,159
                         ---------    --------      ---------    ---------
GROSS PROFIT               261,926     382,797        823,025    1,154,727
                         ---------    --------      ---------    ---------

OPERATING EXPENSES:
 Selling, general and
  administrative           384,180     329,009      1,044,795    1,061,886
 Depreciation               30,760      21,358         84,787       55,130
 Advertising                 9,584      14,630         27,497       46,478
 Maintenance & repairs      10,502       3,571         23,462       10,867
 Loss on gallery closure      --          --             --          9,475
                         ---------    --------      ---------    ---------
TOTAL OPERATING EXPENSES   435,026     368,568      1,180,541    1,183,836
                         ---------    --------      ---------    ---------

OPERATING INCOME (LOSS)   (173,100)     14,229       (357,516)     (29,109)
                         ---------    --------      ---------    ---------

OTHER INCOME (EXPENSE)
 Interest expense          (70,600)    (37,250)      (192,453)    (119,959)
 Other                      28,043      23,114         63,484       65,970
                         ---------    --------      ---------    ---------
TOTAL OTHER EXPENSE        (42,557)    (14,136)      (128,969)     (53,989)
                         ---------    --------      ---------    ---------
INCOME (LOSS) BEFORE
 INCOME TAXES             (215,657)         93       (486,485)     (83,098)

CREDIT FOR INCOME TAX         --          --            --           8,161
                         ---------    --------      ---------    ---------
NET INCOME (LOSS)       $ (215,657)  $      93     $ (486,485)  $  (74,937)
                         =========    ========      =========    =========


EARNINGS (LOSS) PER SHARE:
  Basic                      $(.04)      $  --         $(.09)       $(.01)
                              ====        ====          ====         ====
  Diluted                    $(.04)      $  --         $(.09)       $(.01)
                              ====        ====          ====         ====



See the accompanying notes to consolidated financial statements.
------------------------------------------------------------------------






                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
_________________________________________________________________________

                                               NINE MONTHS ENDED
                                                    JUNE 30,
                                              2000           1999
                                            --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 $(486,485)      $(74,937)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Depreciation and amortization           134,326        104,669
     Common stock issued for services         81,908
     Deferred tax                               --           (7,674)
     (Increase) decrease in:
       Accounts receivable                    95,818        250,008
       Prepaid expenses                        3,407         25,344
       Documents owned                      (426,683)       (29,440)
       Other assets                            5,948         11,141
     (Decrease) increase in:
       Accounts payable                      (77,442)        99,127
       Deposits                               (3,000)        (8,449)
       Accrued and other liabilities          42,018         35,061
                                            --------       --------
Net cash provided by (used in)
   operating activities                     (630,185)       404,850


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment        (215,776)      (313,333)
                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) from
    credit facilities                        809,551        392,939
  Repurchase of common stock                 (81,118)      (496,557)
Net cash provided by (used in)
  financing activities                       728,433       (103,618)
                                            --------       --------

NET DECREASE IN CASH                        (117,528)       (12,101)

CASH, BEGINNING OF PERIOD                    258,263         15,069
                                            --------       --------
CASH, END OF PERIOD                        $ 140,735      $   2,968
                                            ========       ========


See the accompanying notes to consolidated financial statements.
------------------------------------------------------------------------




                GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Nine Month Period Ended June 30, 2000 and 1999
_________________________________________________________________________

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

     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the weighted average number of shares outstanding for the three months ended June 30, 2000 and 1999 were 5,534,317 and 5,552,066, respectively; and for the nine month period ended June 30, 2000 and 1999 the weighted average number of shares outstanding were 5,529,081 and 5,571,320, respectively. Because of the Company's loss, no potential dilution has been considered; therefore the weighted average number of shares for diluted earnings per share is the same as the basic earnings per share.

     5)  Stock Split
The Company declared a two-for-one stock split for its shareholders of record as of December 24, 1998. The distribution was made January 8, 1999. All common stock numbers presented herein have been restated to reflect the stock split.

     6)  Restricted Common Stock
During the current quarter, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of June 30, 2000, 8,333 shares have vested. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's June 30, 2000 Balance Sheet.



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

        The Company incurred a decrease in cash provided by operating activities in its nine month period ended June 30, 2000 largely as a result of the net operating loss and an increase in the Company's document inventory. Document inventory purchases totaled approximately $740,000 in the current nine month period. Because an auction was held late in the month of September 1999, accounts receivable decreased comparing that balance with June 2000. Similarly, accounts payable also decreased due to fewer consignments outstanding in June 2000 compared to September 1999. In October 1999, the Company purchased 22,500 shares of its Common Stock for $3.61 a share. The Company has utilized its bank lines of credit to finance its operations and document purchases.


        The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 2001. Loans under the line are secured by the Company's inventory. As of June 30, 2000, the Company has fully utilized this line of credit for document purchases in the period. In July 1997, the Company's term mortgage note was converted to a reducing revolving line of credit in the amount of $1,839,523. The line of credit has a 59 month amortization of principal at a 9% interest rate and a balloon payment due at maturity in July 2002 of the then current balance. The Company's headquarters building collateralizes this line of credit. As of June 30, 2000, there was approximately $2,000 available under this line of credit with a principal balance of $1,675,965. In March 1999, the Company borrowed $1,000,000 from Mr. Axelrod. This note is due
April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed additional funds during the period, when necessary, from Mr. Axelrod. The Company pays the same interest rate as its bank revolving line of credit and has an outstanding balance of $605,000 as of June 30, 2000 on these additional borrowed funds.

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



Results of Operations
---------------------

        Document revenues decreased 28% for the quarter period ended June 30, 2000 compared to the previous year quarter, and decreased 23% comparing the nine month periods ended June 30, 2000 and 1999.
Comparing the two quarter periods, auction revenues decreased 30% in the current quarter; however, retail revenues increased 28% in the current quarter. Comparing the nine month periods, auction revenues decreased 24% in the current period and retail revenues decreased 9% in the current period. The decrease can be contributed to the increased competition in the auction market. Comparing the two nine month periods, the number of auction winning bidders has decreased 29% in the current period. The number of units sold has decreased by 36% comparing the nine month period ended June 30, 2000 to the nine month period ended June 30, 1999.

        Cost of goods sold increased to 41% of net revenues for the quarter ended June 30, 2000 compared to 38% of net revenues for the quarter ended June 30, 1999. Cost of goods sold increased to 43% of net revenues for the nine month period ended June 30, 2000 compared to 38% of net revenues for the nine month period ended June 30, 1999. Document costs remained constant at 23% of net revenues for both quarter periods. However, document costs decreased slightly to 23% of net revenues comparing the nine month period ended June 30, 2000 from 24% of net revenues for the nine month period ended June 30, 1999. Cost of catalogs increased to 19% of net revenues for the quarter ended June
2000 compared to 15% of net revenues for the quarter ended June 1999.
For the nine month periods, catalog costs increased to 20% of net revenues for 2000 compared to 15% of net revenues for 1999. The increase is due to enhancements in the printing of the catalogs.

        Total operating expenses increased 18%, to 97% of net revenues for the quarter ended June 30, 2000 compared to 60% of net revenues for the quarter ended June 30, 1999. Total operating expenses increased to 82% of net revenues for the current nine month period from 63% of net revenues for the prior nine month period. Selling, general and administrative expenses increased 17% comparing the quarter periods to 86% of net revenues for the quarter ended June 30, 2000 from 53% of net revenues for the quarter ended June 30, 1999. Selling, general and administrative expenses decreased slightly comparing the nine month periods, however, the expenses increased to 72% of net revenues in 2000 compared to 57% of net revenues in 1999. During the current quarter, the Company had entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. Consulting fees incurred during the current quarter to record this transaction resulted in a 23% increase in selling, general and administrative expenses or 18% of net revenues. Without considering the consulting fees, selling, general and administrative expenses would have decreased 8% comparing the quarter ended June 30, 2000 to the quarter ended June 30, 1999.

        Maintenance and repair expenses increased to 2% of net revenues for the quarter and nine month period ended June 30, 2000 compared to 1% of net revenues for the quarter and nine month periods ended June 30, 1999. The increase is attributed to the Company utilizing an outside specialist to maintain its computer systems. Depreciation expense increased by 44% comparing the quarter periods to 7% of net revenues for the quarter ended June 30, 2000 compared to 3% of net revenues for the quarter period ended June 30, 1999. Depreciation expense increased 54% comparing the nine month periods to 6% of net revenues for the nine months ended June 30, 2000 compared to 3% of net revenues for the nine month period ended June 30, 1999. The increase is a result of the Company's expanded computer equipment and software acquisitions. Advertising decreased 34% comparing the quarter periods and decreased
41% comparing the nine month periods. Advertising expenses have been scaled back to help lower total operating expenses.

        Interest expense increased 90% comparing the quarter periods to 16% of net revenues for the quarter period ended June 30, 2000 from 6% of net revenues for the previous year quarter. Interest increased to 13%
of net revenues for the nine month period ended June 2000 compared to 6% of net revenues for the nine month period in 1999. The increase is a result of higher outstanding loan balances on the Company's lines of credit, which were drawn on to finance its operations and the purchase of document inventory. Other income is largely the result of the rental operation for the Company's headquarters building. The decrease comparing the periods was a result of a reduction in leased square footage to outside tenants.









                         Part II - Other Information


Item 1.       None.

Item 2.       Changes in Securities and Use of Proceeds.
              (c) Effective April 1, 2000, the Company entered into a Consulting Agreement with an expert investment banker and money manager.
As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of June 30, 2000, 8,333 of these shares had vested. The offer and sale of the securities were made in a private placement to the consultant and were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act.

Item 3-5.     None.

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




                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)




Date   August 15, 2000                /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date   August 15, 2000                /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)