Form 10KSB
period 2000-09-30
GALLERY OF HISTORY INC
filed 2000-12-29
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2000

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

Issuer's revenues for the most recent fiscal year:   $1,805,187.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,344,950 shares) as of December 1, 2000 was approximately $5,379,800 based upon $4.00, the price at which the stock was sold on such date.

The Registrant had 5,625,984 shares of Common Stock outstanding as of December 1, 2000.
Documents Incorporated by Reference: None


                                      PART I

Item 1. Description of Business
        -----------------------
        Business Development
        --------------------
The Gallery of History, Inc. (hereinafter the "Registrant" or the "Company") was incorporated in the State of Nevada on November 10, 1981.

The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 187,000 different documents. Retail sales of documents are made from a gallery located at its headquarters in Las Vegas, Nevada. However, documents are largely sold through auctions conducted at the Company's headquarters location.

The Company's marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase.
In early fiscal 1997, the Company formed a new division, called Gallery of History Direct, dedicated to the issuance of bi-monthly catalogs employing a mail/phone/fax/internet auction format featuring original historical documents. Throughout fiscal 2000, the Company held eight auctions. During fiscal 1999, the Company held seven auctions.

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

The Company sells a book entitled The Handbook of Historical Documents - A Guide to Owning History authored by Todd M. Axelrod, the Company's President and Chairman of the Board.



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

For the year ended September 30, 2000, the Company sold approximately 1,700 documents with an average single document sales price of approximately $1,050.




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

In the past several years, many autograph dealers have closed their retail gallery operations and are attempting to sell their inventories through an auction format. In addition, many of the upscale malls are remerchandising for middle-market masses as the consumer looks for warehouse shopping. Since closing the Company's galleries, the majority of the Company's sales have been through its auction-wholesale efforts at the Company's headquarters location. Thus, the Company has strategically moved towards marketing through a mail/phone/fax/internet auction format.

When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's 187,000 document inventory would be positively affected. The Company does accept consignments for its auctions.
To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the hammer price.

There is no assurance that the Company will be able to continue to realize significant profits for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.




Seasonal Business
------------------
The nature of the business in which the Company engages is not seasonal. However, the Company has experienced in the past a surge in November and December retail sales relating to the traditional holiday shopping season. Because the Company expects to receive less than 5% of its revenues from its gallery-retail source, the benefit from a spike in holiday shopping is expected to diminish.



Employees
---------
As of December 1, 2000, the Company had nine full-time employees, in addition to its four executive officers.




Item 2. Properties
------------------
The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 15,580 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2000, 7,063 square feet was being leased to three tenants for an aggregate monthly rental of $10,770 under leases expiring at varying times from August 2001 through June 2011. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see footnote 5 of Notes to Consolidated Financial Statements.

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




Item 3. Legal Proceedings
-------------------------
None.




Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

On September 18, 2000, the Company held its annual meeting of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Arthur Andersen LLP, as the Company's independent auditors for the fiscal year ending September 30, 2001.

At the Meeting the following Directors were elected by a vote of 5,500,141 for and 1,094 withholding authority: Todd M. Axelrod, Rod Lynam, Pamela Axelrod, Bernard Duke and Barry Fink. Voting for the appointment of Arthur
Andersen LLP, as the Company's independent auditors, 5,501,216 shares were in favor, 9 against and 10 shares abstain.






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

                                           Low Sale            High Sale
                                            Price                Price
                                            -----                -----

Fiscal 1999
 October 1, 1998 - December 31, 1998       $ .75                $10.50
 January 1, 1999 - March 31, 1999           3.00                 10.25
 April 1, 1999 - June 30, 1999              3.00                  6.50
 July 1, 1999 - September 30, 1999          3.25                  6.00

Fiscal 2000
 October 1, 1999 - December 31, 1999       $4.50                $ 2.75
 January 1, 2000 - March 31, 2000           3.56                  3.00
 April 1, 2000 - June 30, 2000              4.00                  2.88
 July 1, 2000 - September 30, 2000          4.50                  3.25


(b)	As of December 1, 2000 there were approximately 133 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported approximately 236 beneficial owners of the Company's common stock as of September 2000.

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

The Company has a bank line of credit in the amount of $100,000 through July 2001. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 2000, there was $50,000 drawn against this line of credit.
The Company's term mortgage note that was converted to a reducing revolving line of credit in 1997 in the amount of $1,839,523 has a 9% interest rate and a maturity date of July 2002. As of September 30, 2000, there was an outstanding balance due of $1,660,508. In March 1999, the Company borrowed $1,000,000 from Todd Axelrod. The note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company cannot predict the extent to which similar sources will be available to fund future operations. Accordingly, there is no assurance that the Company's historical means of fulfilling its cash needs, or that other means, will be available in the foreseeable future. The Company will not be showing substantial cash balances because it is to the Company's advantage to reduce its outstanding line of credit balance.

The Company believes that, by appropriately managing the timing and amount of additional document acquisitions and generating new revenues from its headquarters operations, the Company's current cash and working capital requirements will be satisfied for the near term by revenue generated from operations and amounts available under the existing lines of credit, and inventory management techniques that have been utilized in the past.

The Company experienced a decline in net cash from operating activities primarily due to the net operating loss and the increase in document inventory for the fiscal year ended September 30, 2000. Cash outlays for the purchase of documents in fiscal 2000 increased approximately $200,000 compared to purchases in fiscal 1999 due to favorable purchasing opportunities. Equipment purchases increased significantly during the last two fiscal years to augment the Company's hardware and software computer system capabilities. Hardware and software expenditures in fiscal 1999 amounted to approximately $330,000 and expenditures in fiscal 2000, largely software, amounted to approximately $260,000. However, the Company is at a point where the majority of its development has been concluded. Funds to finance the document and equipment purchases were mainly drawn from the Company's credit facilities.

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





Results of Operations
---------------------
Fiscal 2000 Compared to Fiscal 1999
-----------------------------------
Total document revenues decreased 22% comparing the two fiscal periods. Although the Company conducted eight auctions in fiscal 2000 compared to seven in fiscal 1999, auction revenues decreased 23% in the current fiscal year.
The Company has experienced increased competition in the auction market. In addition, the decrease in revenues can be attributed to a decrease in large single sales from the Company's conventional customers and dealers. The number of winning bidders decreased 23% and the number of units sold decreased 31% comparing fiscal 2000 to fiscal 1999. Retail revenues decreased 10% comparing the two fiscal periods. The decrease was due to revenues generated at the Georgetown gallery in fiscal 1999 which was closed in January 1999. Retail revenues at the headquarters location increased 19% for fiscal 2000 compared to fiscal 1999.

Total cost of revenues decreased 12% due to less revenues generated. Total cost of revenues increased to 44% of revenues for fiscal 2000 compared to 39% of revenues for fiscal 1999 because of the increase in catalog costs resulting from an additional auction held in fiscal 2000. The cost of documents remained at 23% of revenues for both fiscal years. The cost of catalogs increased to 21% of revenues for fiscal 2000 compared to 15% of revenues for fiscal 1999 due to the additional auction held in fiscal 2000. However, the average cost of catalogs remained constant in the current fiscal year compared to the previous fiscal year.

Total operating expenses increased 6% from the prior year and were 90% of revenues for fiscal 2000 compared to 66% of revenues for fiscal 1999. The largest increases in operating expenses occurred in depreciation and SG&A expenses. Depreciation increased to 7% of revenues for fiscal 2000 compared to 3% of revenues for fiscal 1999. The increase was due to the Company's enhancement to its computer systems. This included a new PC server network and a complete rewrite of all its inventory and auction software. Selling, general and administrative expenses increased 3% from the prior year and were 79% of revenues for fiscal 2000 compared to 60% of revenues for fiscal 1999. Major increases resulted from general and medical insurance premiums and professional fees. General insurance premiums increased 22% from the prior year and were 3% of revenues for fiscal 2000 compared to 2% of revenues for fiscal 1999. This was due to an increase in the amount of excess insurance coverage placed on the Company's document inventory. Medical insurance premiums increased 33% from the prior year and were 2% of revenues for fiscal 2000 compared to 1% of revenues for fiscal 1999 due to general premium increases. Professional fees increased 94% from prior year and were 14% of revenues in fiscal 2000 compared to 6% in fiscal 1999. In the current fiscal year, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. Consulting fees associated with this transaction resulted in an 11% increase in selling, general and administrative expenses. In addition, the Company's outside auditor fees increased 21% due to expanded regulatory requirements. Advertising costs decreased 31% comparing the fiscal years due to the Company's more selective approach to its auction advertising. Maintenance and repair costs increased 141% from the prior year and were 2% of revenues in fiscal 2000 compared to 1% of revenues in fiscal 1999. The increase is largely due to a computer hardware maintenance service the Company has employed in fiscal 2000.

Interest expense increased 60% from the prior year and was 15% of revenues for fiscal 2000 as compared to 7% of revenues for fiscal 1999. The increase in interest expense was the result of higher outstanding loan balances used to finance the Company's computer hardware and software and document purchases in fiscal 2000.

Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate square footage occupied by the Company's headquarters operation to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $75,000 operating profit for fiscal 2000 as compared to approximately $82,000 operating profit for fiscal 1999. The decrease is a result of a reduction in leased square footage.






Item 7. Financial Statements.



                               TABLE OF CONTENTS
                               -----------------


                                                             PAGE
                                                             ----


          Report of Independent Public Accountants            12


          Consolidated Balance Sheets - September 30,
            2000 and 1999                                     13


          Consolidated Statements of Operations for the
            years ended September 30, 2000 and 1999           14


          Consolidated Statements of Changes in Stock-
            holders' Equity for the years ended
            September 30, 2000 and 1999                       15


          Consolidated Statements of Cash Flows for the
            years ended September 30, 2000 and 1999           16


          Notes to Consolidated Financial Statements          18












                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------




To the Board of Directors and Stockholders of Gallery of History, Inc.:


We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                         /s/ ARTHUR ANDERSEN LLP
                                         -----------------------
                                         ARTHUR ANDERSEN LLP






Las Vegas, Nevada
October 30, 2000




GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
---------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
AS OF SEPTEMBER 30, 2000 AND 1999
___________________________________________________________________

                                   Notes       2000         1999
                                   -----    ---------    ---------
         ASSETS
Cash                                       $   30,138   $  258,263
Accounts receivable                  1         60,388      204,492
Prepaid expenses                               39,210       35,808
Documents owned                      1      7,176,068    6,768,573
Land and building-net              2,5,8    1,328,990    1,379,496
Property and equipment-net         1,2,5      584,260      467,834
Other assets                         3        131,329      136,796
                                            ---------    ---------
TOTAL ASSETS                               $9,350,383   $9,251,262
                                            =========    =========



       LIABILITIES
Accounts payable                           $   41,386   $  177,867
Notes payable                        5      1,732,190    1,596,621
Indebtedness to related parties     4,5     1,801,890    1,000,000
Deposits                                       11,448       21,154
Deferred tax                        1,7          --        171,011
Accrued and other liabilities                 125,899       79,395
                                            ---------    ---------
TOTAL LIABILITIES                           3,712,813    3,046,048
                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES        8


   STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  authorized, 20,000,000 shares;
  11,935,308 and 11,835,308
  shares issued and outstanding  1,6,10,11      5,968        5,918
Additional paid-in-capital                  9,715,750    9,392,363
Deferred compensation               11       (183,992)        --
Accumulated deficit                          (891,485)    (265,514)
Common stock in treasury (6,309,324
  and 6,286,824 shares), at cost    10     (3,008,671)  (2,927,553)
                                            ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  5,637,570    6,205,214
                                            ---------    ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $9,350,383   $9,251,262
                                            =========    =========

See the accompanying notes to consolidated financial statements.
________________________________________________________________




GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
---------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
____________________________________________________________________

                                   Notes       2000         1999
                                   -----    ---------     --------

REVENUES                             1     $1,805,187    $2,316,526

COST OF REVENUES                              788,362       892,092
                                            ---------     ---------
GROSS PROFIT                                1,016,825     1,424,434
                                            ---------     ---------

OPERATING EXPENSES:
 Selling, general and administrative        1,423,677     1,379,496
 Depreciation                       1,2       126,089        77,246
 Advertising                                   37,074        53,924
 Maintenance and repairs             1         33,346        13,835
 Loss on gallery closures                        --           9,475
                                            ---------     ---------
TOTAL OPERATING EXPENSES                    1,620,186     1,533,976
                                            ---------     ---------
OPERATING LOSS                               (603,361)     (109,542)
                                            ---------     ---------

OTHER INCOME (EXPENSE):
 Interest expense                            (269,219)     (168,351)
 Other, net                          8         75,598        94,452
                                            ---------     ---------
TOTAL OTHER INCOME (EXPENSE)                 (193,621)      (73,899)
                                            ---------     ---------

LOSS BEFORE INCOME TAXES                     (796,982)     (183,441)


BENEFIT FOR INCOME TAXES            1,7       171,011          --
                                            ---------     ---------

NET LOSS                                   $ (625,971)   $ (183,441)
                                            =========     ==========

LOSS PER SHARE                       9
  Basic                                         $(.11)        $(.03)
                                                 ====          ====
  Diluted                                       $(.11)        $(.03)
                                                 ====          ====




See the accompanying notes to consolidated financial statements.
________________________________________________________________






GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
______________________________________________________________

                                  Additional              Common
                   Common Stock     Paid-in Accumulated  Stock in
                Shares   Par Value  Capital   Deficit    Treasury      Total
              ---------- ---------  -------   -------   ----------   ---------

BALANCE
 AT 9/30/98   11,835,308  $5,918 $9,392,363  $(82,073) $(2,430,996) $6,885,212


Repurchase
 Common Stock,
 at cost
 (576,584
 shares)           --        --        --        --       (496,557)   (496,557)

Net Loss           --        --        --    (183,441)        --      (183,441)
              ----------   -----  ---------  --------   ----------   ---------

BALANCE
 AT 9/30/99   11,835,308  $5,918 $9,392,363 $(265,514) $(2,927,553) $6,205,214


Repurchase
 Common Stock,
 at cost
 (22,500
 shares)           --        --        --        --        (81,118)    (81,118)

Issue common
 stock for
 services        100,000      50    323,387      --           --       323,437

Less
 deferred
 compensation      --        --    (183,992)     --           --      (183,992)

Net Loss           --        --        --    (625,971)        --      (625,971)
              ----------   -----  ---------  --------   ----------   ---------

BALANCE
 AT 9/30/00   11,935,308  $5,968 $9,531,758 $(891,485) $(3,008,671) $5,637,570


See the accompanying notes to consolidated financial statements.
________________________________________________________________





GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
-------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
_______________________________________________________________________

                                                   2000          1999
                                                 --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                        $(625,971)    $(183,441)
Adjustments to reconcile net loss
  to net cash used for operating activities:
  Depreciation and amortization                   192,125       143,297
  Common stock issued for services                139,445          --
  Loss on disposal of property and
  gallery closure                                    --           3,965
  (Increase) decrease in:
    Accounts receivable                           144,104        89,494
    Prepaid expenses                               (3,402)       48,613
    Documents owned (a)                          (407,495)     (210,761)
    Other assets                                    5,467        26,714
  Increase (decrease) in:
    Accounts payable                             (136,481)       95,817
    Deposits                                       (9,706)      (10,442)
    Deferred tax                                 (171,011)          487
    Accrued and other liabilities                  46,504       (13,224)
                                                 --------      --------
Net cash used for operating activities           (826,421)       (9,481)
                                                 --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, equipment and
  building improvements                          (258,045)     (329,586)
Purchase of documents (a)                            --            --
                                                 --------      --------
Net cash used for investing activities           (258,045)     (329,586)
                                                 --------      --------


(a) Historically, the Company has normally acquired documents in excess of current needs when purchasing opportunities are favorable to accommodate future growth and appreciation. Purchases of $798,037 and $695,622 in fiscal 2000 and 1999 included in the net change in inventory of documents and frames owned are shown as an operating activity above, without an allocation to investing activities, because it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle.




                                                                (Continued)



GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
-------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
_______________________________________________________________________

                                                   2000          1999
                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings from credit
  facilities and related parties                $ 937,459    $1,078,818
Repurchase of common stock                        (81,118)     (496,557)
                                                 --------     ---------
Net cash provided by financing activities         856,341       582,261
                                                 --------     ---------


NET INCREASE (DECREASE) IN CASH                  (228,125)      243,194

CASH, BEGINNING OF YEAR                           258,263        15,069
                                                 --------     ---------
CASH, END OF YEAR                              $   30,138    $  258,263
                                                 ========     =========







SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

Cash paid during the year for interest         $  267,819    $  165,258
                                                =========     =========



See the accompanying notes to consolidated financial statements.
________________________________________________________________





GALLERY OF HISTORY, INC. and SUBSIDIARIES
-----------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________


1.	SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Gallery of History, Inc. and subsidiaries (the "Company"), a Nevada corporation, acquire documents of historical or social significance and markets these documents to the general public. The Company's subsidiaries are as follows: 3601 West Sahara Corp., Gallery of History Auctions Inc., and International Stolen Art & Documents Clearinghouse Corp.

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


Accounts Receivable - Management reviews the collectibility of accounts receivable and establishes an allowance if collection is deemed unlikely. As of September 30, 2000 and 1999, no allowances were deemed necessary.


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


Income Taxes - Income taxes, where applicable, are provided at statutory rates. Deferred income taxes are recognized for income and expense items which are reported for tax purposes in different years than for financial accounting purposes. This year's loss increased the net operating losses for tax purposes, which resulted in a deferred tax asset for financial accounting purposes. SFAS No. 109, "Accounting for Income Taxes," requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied.





2.	LAND, BUILDING, PROPERTY AND EQUIPMENT

Land, building, property and equipment at September 30, 2000 and 1999 consist of the following:

                                Estimated
                                 Service
                                  Lives         2000         1999
                                  -----      ---------    ---------

Land                                        $  580,000   $  580,000
Building                       30 years      1,428,751    1,428,751
                                             ---------    ---------
Total cost                                   2,008,751    2,008,751
Less accumulated depreciation                  679,761      629,255
                                             ---------    ---------
Land and building - net                     $1,328,990   $1,379,496
                                             =========    =========

Equipment and furniture         5 years     $1,144,653   $  813,313
Leasehold improvements         5-15 years      278,756      278,756
                                             ---------    ---------
Total cost                                   1,423,409    1,092,069
Less accumulated depreciation
  and amortization                             866,719      753,423
                                             ---------    ---------
  Subtotal                                     556,690      338,646
Construction in process                         27,570      129,188
                                             ---------    ---------
Property and equipment - net                $  584,260   $  467,834
                                             =========    =========





3.	OTHER ASSETS

Other assets at September 30, 2000 and 1999 consist of the following:

                                               2000         1999
                                             -------       -------
Book inventory                              $ 13,766      $ 14,120
Framing raw materials inventory              123,190       129,757
  Less reserve for obsolete
  materials                                   (9,338)      (15,000)
Other                                          3,711         7,919
                                             -------       -------
Total                                       $131,329      $136,796
                                             =======       =======




4.	RELATED PARTIES

In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod, the primary stockholder and President of the Company, and his wife, Pamela. Nanna Corp. has since dissolved; as a result, the note was transferred to Mr. Axelrod in March 1999. The note is due April 30, 2002, with monthly interest payments at a rate of 8%. The proceeds of this loan were used to pay down the Company's mortgage on its building which was at a higher interest rate. Interest expense on the note was $80,923 and $85,105 during fiscal year 2000 and 1999, respectively. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal year 2000. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit, which was 10.5% as of September 30, 2000. The balance of the funds borrowed was $801,890 as of September 30, 2000 and the Company had paid $27,083 in interest during fiscal 2000. The funds were used to supplement operating activities.




5.	NOTES PAYABLE AND INDEBTEDNESS TO RELATED PARTIES

Debt consists of the following at September 30:

                                               2000          1999
                                               ----          ----

Reducing revolving line of credit
 in the amount of $1,839,523.  The
 line has a 59 month amortization
 of principal at a 9% interest rate,
 a balloon payment due at maturity
 of July 15, 2002 in the amount
 of $1,565,106 or the outstanding
 balance if paid down and is
 collateralized by a building.
 As of September 30, 2000, the
 Company had utilized most of this
 line of  credit.                          $1,660,508    $1,560,202

Related party note payable at 8%
 interest.  The note has monthly
 interest payments with principal
 due April 30, 2002.                        1,000,000     1,000,000

Related party note payable at 10.5%
 interest.  The note has monthly
 interest payments and the note is
 payable on demand.                           801,890          --

Revolving line of credit in the
 amount of $100,000 renewing July
 2001 with an interest rate of
 prime plus 1.5% (11% at September 30,
 2000).  The line is collateralized
 by the Company's inventory and
 equipment.                                    50,000          --

Term note payable at 7.99% with 60
 monthly payments of principal and
 interest with the unpaid balance
 due March 5, 2002, collateralized
 by a truck.                                   21,682        36,419
                                            ---------     ---------
Total                                      $3,534,080    $2,596,621
                                            =========     =========


Maturities of notes payable are as follows for fiscal years ending
September 30:

                2001                                     $  935,366
                2002                                     $2,598,714
                                                          ---------
                Total                                    $3,534,080
                                                          =========


The estimated fair value of the Company's debt at September 30, 2000 and 1999, respectively, was approximately $3,534,000 and $2,597,000, which approximates its book value. The estimated fair value amounts were based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.




6.	COMMON STOCK AND STOCK OPTIONS

A maximum of 1,100,650 shares of common stock have been reserved for issuance of stock options. Options are granted at the current market price at the date of grant and vest immediately upon issuance.

Summarized information for the options is as follows:

                                        2000              1999
                                  ----------------  ----------------
                                         Weighted          Weighted
                                          Average           Average
                                          Exercise          Exercise
                                  Options  Price    Options  Price
                                  -------  -----    -------  -----

Outstanding at Beginning of Year   20,000  $4.50    658,800  $1.50
  Granted                            --    $ --      20,000  $4.50
  Exercised                          --    $ --        --    $ --
  Canceled/Expired                   --    $ --     658,800  $1.50
                                  -------   ----    -------   ----
Outstanding at End of Year         20,000  $4.50     20,000  $4.50
                                  =======   ====    =======   ====

Exercisable at End of Year         20,000            20,000

Options Available for Grant     1,080,650         1,080,650


The following table summarizes information about the options outstanding at September 30, 2000:

            Options Outstanding                  Options Exercisable
------------------------------------------    ------------------------
                      Weighted
                      Average     Weighted                    Weighted
Range of   Number     Remaining   Average         Number      Average
Exercise Outstanding Contractual  Exercise    Exercisable at  Exercise
 Prices  at 9/30/00     Life       Price         9/30/00       Price
 ------  ----------     ----       -----         -------       -----

 $ 4.50     20,000       4         $4.50          20,000       $4.50


The Company applies APB Opinion 25 and related interpretations in accounting for the options. Accordingly, compensation expense recognized was different than what would have been otherwise recognized under the fair value based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for the plans been determined in accordance with SFAS No. 123, the effect on the Company's net loss applicable to common stock and basic loss per common share would have been as follows:

                                               Year Ending
                                              September 30,
                                           2000         1999
                                         --------     --------
Net loss applicable to common stock:
       As reported                      $(625,971)   $(183,441)
       Pro forma                        $(643,740)   $(183,441)
Basic and diluted loss per
 common share:
       As reported                      $    (.11)   $   (.03)
       Pro forma                        $    (.11)   $   (.03)


The fair value of the options granted are estimated on the date of grant, which was August 6, 1999, using the Black-Scholes option pricing method with the following assumptions:

           Expected dividend yield                         0%
           Expected stock price volatility            218.43%
           Risk-free interest rate                      5.12%
           Expected average life of options (years)        5
           Expected fair value of options granted       4.44




7.	INCOME TAXES

The benefit for income taxes for the years ended September 30, 2000 and 1999 are as follows:

                                           2000         1999
                                         --------      ------
Current
  Federal                               $    --       $   --
Deferred                                 (171,011)        --
                                         --------      ------
Total                                   $(171,011)    $   --
                                         ========      ======


Components of deferred tax assets (liabilities) for the years ended September 30, 2000 and 1999 are as follows:

                                           2000         1999
                                         --------     --------
Depreciation                            $(230,043)   $(209,155)
                                         --------     --------
  Gross deferred tax liabilities         (230,043)    (209,155)
                                         --------     --------
Net operating loss carryforward           286,281       84,784
Other                                      52,402       17,898
                                         --------     --------
Gross deferred tax assets                 338,683      102,682
Less valuation allowance                 (108,640)     (64,538)
                                         --------     --------
  Subtotal                                230,043       38,144
                                         --------     --------
Net deferred tax liabilities            $    --      $(171,011)
                                         ========     ========

Statement of Financial Accounting Standards No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not, otherwise, a valuation allowance is applied. During fiscal year 2000, the Company estimated that its deferred tax assets will not be fully realizable and provided a valuation allowance to offset the unusable amount.

The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to the loss before income taxes as a result of the following differences:

                                            2000         1999
                                         --------     --------
Expected provision/(benefit)            $(270,974)   $ (62,370)
Increase (decrease) from rate:
  Effect of unrecognized tax benefits       --           --
  Other                                    55,861       (2,168)
  Change in valuation allowance            44,102       64,538
                                         --------     --------
At effective tax rate                   $(171,011)   $    --
                                         ========     ========

As of September 30, 2000, the Company had the following income tax loss carryforwards available for income tax purposes:

                                       Expiration
                                         Dates         Amount
                                       ----------      -------
      Federal regular tax operating
      loss carryforwards              2009 to 2020    $842,003




8.	COMMITMENTS AND CONTINGENCIES

The Company leases office space in its headquarters building to tenants under non-cancellable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods range from two to twenty years with various renewal options. Rental income for the periods ended September 30, 2000 and 1999 was $155,405 and $157,431, respectively. Included in Selling, General and Administrative Expenses is 50% of the building's operating costs representing area occupied by the Company's headquarters operation. Included in Other Income (Expense) is the net rental income realized by the building operation less the remaining operation expenses. This resulted in other income of $75,423 and $81,808 for the periods ended September 30, 2000 and 1999, respectively. Specific net assets identifiable with rental real estate totaled $711,649 and $739,964 at September 30, 2000 and 1999, respectively. These amounts included $679,761 and $629,255 of accumulated depreciation for the years presented.

Future minimum lease payments receivable from non-cancellable operating leases as of September 30, 2000, excluding amounts applicable to reimbursable expenses, are as follows:

                2001                                      $  134,932
                2002                                         124,800
                2003                                         127,884
                2004                                         114,650
                2005                                         111,629
                Thereafter                                   676,144
                                                           ---------
                Total                                     $1,290,039
                                                           =========




9.	EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of shares of common stock outstanding, 5,534,563 and 5,565,563 for the years ended September 30, 2000 and 1999, respectively.

The following table discloses the Company's loss per share for the years ended September 30, 2000 and 1999, as determined in accordance with SFAS 128. Basic earnings per share is computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options.

                                     2000         1999
                                     ----         ----
Net loss per share
    Basic                           $(.11)       $(.03)
    Diluted                         $(.11)       $(.03)


At September 30, 2000 and 1999, all of the 20,000 exercisable stock options outstanding were excluded from the computation of diluted earnings per share. In accordance with SFAS 128, when an entity has a loss from continuing operations, no potential common shares shall be included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the period ending September 30, 2000. Also in accordance with SFAS 128, when options have an exercise price greater than the average market price, no potential common shares shall be included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the period ending September 30, 2000 and 1999.




10.	REPURCHASE OF COMMON STOCK

During fiscal 1999, the Company purchased 576,584 shares at an average price per share of $.861. In October 1999, the Company purchased 22,500 shares of its common stock at an average price of $3.605.




11.	RESTRICTED COMMON STOCK

In April 2000, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of September 30, 2000, 16,666 shares have vested and the remaining 83,334 shares are restricted. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's Balance Sheet. Additionally, $184,000 of deferred compensation was recorded to reflect the unvested balance of the shares as of September 30, 2000.









Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.





                                  PART III
 Item 9. Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------

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

                                                          Has Servered
                                                          as Director
                               Position(s) with           Continuously
Name                   Age     the Company                   Since
--------------------   ---   --------------------------      -----

Todd M. Axelrod        51    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           52    Treasurer/Assistant              1984
                             Secretary and Director

Pamela Axelrod         45    Executive Vice President and     1995
                             Director

Bernard Duke           73    Director                         1998

Barry Fink             62    Director                         1999


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

Rod Lynam has been Treasurer and Chief Financial Officer of the Company since September 1984.

Pamela Axelrod has been a Vice-President since 1995. She served as the manager of the Las Vegas Fashion Show gallery, the Company's merchandise manager and co-director of sales since 1984. She has served as Editor-in-Chief of the Company's Simple & Direct auction catalog and as co-auction manager since 1996.

Bernard Duke was elected to the Company's Board of Directors in February 1998. From 1992 to 1997, Mr. Duke had been a Director, Vice President and Chief Executive Officer of TFH Publications, Inc., of Neptune City, New Jersey.
From 1984 to 1996, Mr. Duke was a Director and member of the Executive Committee of Graphic Arts Mutual Insurance Company.

Barry Fink has been a partner of the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal services for the Company during fiscal 2000 and will perform legal services for the Company in fiscal 2001. Such services have related to compliance with securities laws and other business matters.




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

To the Company's knowledge, during the fiscal year ended September 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except as follows: Mr. Fink and Mr. Duke each filed one Form 5 late with respect to the grant of options. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.




Item 10. Executive Compensation
         ----------------------
The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2000, 1999, and 1998, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.


                        SUMMARY COMPENSATION TABLE

Name and Principal          Fiscal             Annual Compensation
Position                     Year               Salary       Bonus
-------------------------    ----               -------     -------
Todd M. Axelrod              2000              $139,125    $23,600(1)
  President and Chief        1999               139,125     26,250
  Executive Officer          1998               137,469     26,304

Pamela R. Axelrod            2000              $139,125    $23,600(1)
  Executive Vice-President   1999               139,125     26,250
                             1998               137,469     26,304

(1) Accrued bonus earned but not yet paid.


During the three year period ended September 30, 2000 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options. Options have been granted to Bernard Duke and Barry Fink, both members of the board of directors. The options were granted August 1999; 10,000 each with a five year term and $4.50 exercise price.

During the fiscal year ended September 30, 2000, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 2001. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.




Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
The following table sets forth certain information, as of December 1, 2000, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
-------   -------------------       -----------------------  --------

 Common    Todd M. Axelrod(2)           4,280,824(3)(5)        76.1%
 Stock

 Common    Rod R. Lynam(2)                    210               (4)
 Stock

 Common    Pamela Axelrod(2)            4,280,824(5)           76.1%
 Stock

 Common    Gerald Newman                  493,000               8.8
 Stock     1716 Coral Cove Way
           Boca Raton, FL 33496

 Common    Bernard Duke                    10,000(6)            (4)
 Stock     2250 Allenwood Road
           Wall, NJ 07719

 Common    Barry Fink                      10,000(6)            (4)
 Stock     Christensen, Miller, Fink,
           Jacobs, Glaser, Weil &
           Shapiro, LLP
           2121 Avenue of the Stars,
           18th Floor
           Los Angeles, CA 90067

 Common    All Executive Officers       4,301,034(7)           77.2%
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
(5)	Pamela Axelrod has appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 2,059,022 shares and to give all consents on all matters that Mrs. Axelrod may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. Includes 2,221,802 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (3) above).
(6) Includes 10,000 shares of common stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share.
(7)	Includes 20,000 shares of common stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share.




(C)   Changes in Control
      ------------------
There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.






Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod, the primary stockholder and President of the Company, and his wife, Pamela. Nanna Corp. has since dissolved; as a result, the note was transferred to Mr. Axelrod in March 1999. The note is due April 30, 2002, with monthly interest payments at a rate of 8%. Interest expense on the related party note was $80,923 and $85,105 during fiscal year 2000 and 1999, respectively. The proceeds from this loan were utilized by the Company
to reduce its outstanding bank line of credit.   The Company has also borrowed
funds from Mr. Axelrod, from time to time during the fiscal year 2000. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit which is 10.5% as of September 30, 2000. The balance of the funds borrowed was $801,890 as of September 30, 2000 and the Company had paid $27,083 in interest during fiscal 2000. The funds were used to supplement operating activities.

Subsequently, in November 2000, Todd Axelrod acquired 157 documents from the Company for his personal use. The cost of the documents amounted to $140,131. The Company obtained an outside specialist to perform an independent appraisal of the documents involved. The amount of the appraisal $152,500, was used to reduce debt owing Mr. Axelrod by the Company. The Company also purchased three documents from Mr. Axelrod for a cost to the Company of $12,000, which was less than their appraised value of $18,000. In addition to reducing the Company's debt to Mr. Axelrod, this transaction also reduced its framed document inventory that was produced for the gallery operations which have since been discontinued. The majority of the Company's sales in its auction operation are unframed documents.





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


Dated: December 29, 2000


                                  GALLERY OF HISTORY, INC.
                                  By: /s/ Todd M. Axelrod
                                     --------------------
                                     Todd M. Axelrod,
                                     Chairman and President



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                    Date
--------------------     -------------------         ---------------

/s/ Todd M. Axelrod      President and               December 29, 2000
-------------------      Chairman of the
    Todd M. Axelrod      Board of Directors
                         (Principal Executive Officer)

/s/ Rod Lynam            Treasurer/Assistant         December 29, 2000
-------------            Secretary and Director
    Rod Lynam            (Principal Financial and
                         Accounting Officer)

/s/ Pamela Axelrod       Executive Vice President    December 29, 2000
------------------       and Director
    Pamela Axelrod

/s/ Bernard Duke         Director                    December 29, 2000
----------------
    Bernard Duke


/s/ Barry Fink           Director                    December 29, 2000
--------------
    Barry Fink