Form 10QSB
period 2000-12-31
GALLERY OF HISTORY INC
filed 2001-02-13
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended   December 31, 2000


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



The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of February 1, 2001.






                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                         DECEMBER 31,    SEPTEMBER 30,
                                             2000           2000
                                          UNAUDITED
                                         -----------     ------------
               ASSETS
Cash                                     $    12,751     $    30,138
Accounts receivable                            7,388          60,388
Prepaid expenses                              65,049          39,210
Documents owned                            7,014,178       7,176,068
Land and building-net                      1,316,364       1,328,990
Property and equipment-net                   561,185         584,260
Other assets                                 128,519         131,329
                                          ----------      ----------
TOTAL ASSETS                             $ 9,105,434     $ 9,350,383
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $    73,779     $    41,386
Notes payable                              1,737,400       1,732,190
Indebtedness to related parties            1,729,361       1,801,890
Deposits                                      10,251          11,448
Accrued and other liabilities                135,929         125,899
                                          ----------      ----------
TOTAL LIABILITIES                          3,686,720       3,712,813
                                          ----------      ----------



        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued
  and outstanding                              5,968           5,968
Additional paid-in-capital                 9,726,509       9,715,750
Deferred compensation                       (139,852)       (183,992)
Accumulated deficit                       (1,165,240)       (891,485)
Common stock in treasury (6,309,324
   shares), at cost                       (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 5,418,714       5,637,570
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,105,434     $ 9,350,383
                                          ==========      ==========





See the accompanying notes to consolidated financial statements.




              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________

                                       THREE MONTHS ENDED
                                          DECEMBER 31,
                                        2000        1999
                                      --------    --------

REVENUES                            $  312,386   $ 421,296

COST OF GOODS SOLD                     141,771     204,269
                                      --------    --------
GROSS PROFIT                           170,615     217,027
                                      --------    --------

OPERATING EXPENSES:
 Selling, general and
  administrative                       350,777     335,112
 Depreciation                           43,732      24,596
 Advertising                             8,639       9,113
 Maintenance & repairs                   9,046       3,699
                                      --------    --------
TOTAL OPERATING EXPENSES               412,194     372,520
                                      --------    --------

OPERATING LOSS                        (241,579)   (155,493)
                                      --------    --------

OTHER INCOME (EXPENSE)
 Interest expense                      (81,406)    (55,531)
 Other                                  49,230      16,716
                                      --------    --------
TOTAL OTHER EXPENSE                    (32,176)    (38,815)
                                      --------    --------
LOSS BEFORE INCOME TAXES              (273,755)   (194,308)

PROVISION FOR INCOME TAX                  --          --
                                      --------    --------

NET LOSS                            $ (273,755)  $(194,308)
                                      ========    ========



LOSS PER SHARE:
  Basic                                  $(.05)      $(.04)
                                          ====        ====
  Diluted                                $(.05)      $(.04)
                                          ====        ====




See the accompanying notes to consolidated financial statements.




                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                        THREE MONTHS ENDED DECEMBER 31,
                                              2000           1999
                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 $(273,755)     $(194,308)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization            56,693         41,109
     Loss on disposal of property              1,520           --
     Common stock issued for services         39,452           --
     (Increase) decrease in:
       Accounts receivable                    53,000        182,676
       Prepaid expenses                      (25,839)       (56,120)
       Documents owned                        33,759       (229,294)
       Other assets                            2,810          3,245
     (Decrease) increase in:
       Accounts payable                       32,393        (48,322)
       Deposits                               (1,197)         8,641
       Accrued and other liabilities          10,030         22,200
                                            --------       --------
Net cash used for operating activities       (71,134)      (270,173)
                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment         (22,512)       (35,910)
                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from credit
    facilities and related parties            76,259        139,689
  Repurchase of common stock                    --          (81,118)
                                            --------       --------
Net cash provided by financing activities     76,259         58,571
                                            --------       --------

NET DECREASE IN CASH                         (17,387)      (247,512)

CASH, BEGINNING OF PERIOD                     30,138        258,263
                                           ---------       --------

CASH, END OF PERIOD                       $   12,751      $  10,751
                                           =========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
For the three month period ended December 31, 2000:
(1)	Documents with a net cost of $128,131 were exchanged for a
        reduction in related party debt of $143,578.



See the accompanying notes to consolidated financial statements.



                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Three Month Period Ended December 31, 2000 and 1999
_____________________________________________________________________________
     1)  Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.


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


     3)  Repurchase of Common Stock
In fiscal 1999, the Company purchased 576,584 shares of its common stock at an average price of $.86 a share. In fiscal 2000, the Company purchased 22,500 shares of its common stock at an average price of $3.61 a share.


     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the weighted average number of shares outstanding for the three months ended December 31, 2000 and 1999 were 5,550,983 and 5,526,962, respectively. Because of the Company's loss, no potential dilution has been considered; therefore the weighted average number of shares for diluted earnings per share is the same as the basic earnings per share.


5)	Restricted Common Stock
In April 2000, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of December 31, 2000, 25,000 shares have vested and the remaining 75,000 shares are restricted. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's Balance Sheet. Additionally, $140,000 of deferred compensation was recorded to reflect the unvested balance of the shares as of December 31, 2000.






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

The Company incurred a decrease in cash provided by operating activities in its three month period ended December 31, 2000, due to the net operating loss. Offsetting the operating loss, the Company realized a decrease in accounts receivable and an increase in accounts payable, largely due to the timing of the end of quarter auction. The Company greatly reduced its document inventory purchases which totaled approximately $40,000 for the three month period ended December 31, 2000 compared to approximately $320,000 for the three month period ended December 31, 1999.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 2001. Loans under the line are secured by the Company's inventory. As of December 31, 2000, the Company had available $25,000 on this line of credit. In March 1999, the Company borrowed $1,000,000 from Mr. Axelrod. This note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed additional funds during the period, when necessary, from Mr. Axelrod. The Company pays the same interest rate as its bank revolving line of credit and has an outstanding balance of $729,361 as of December 31, 2000 on these additional borrowed funds.

In November 2000, Todd Axelrod acquired 157 documents from the
Company for his personal use. The cost of the documents amounted to $140,131. The Company obtained an outside specialist to perform an independent appraisal of the documents involved. The amount of the appraisal, $152,500, was used to reduce debt owing Mr. Axelrod by the Company. The Company also purchased three documents from Mr. Axelrod for a cost to the Company of $12,000, which was less than their appraised value of $18,000. In addition to reducing the Company's debt to Mr. Axelrod, this transaction also reduced its framed document inventory that was produced for the gallery operations that have since been discontinued. Currently, the majority of the Company's sales through its auction operations are unframed documents.

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






Results of Operations
---------------------
Document revenues decreased 26% comparing the three month periods ended December 31, 2000 to December 31, 1999. Auction sales decreased 30%, whereas retail sales increased 6%. In addition to the increased competition in the auction market, consigned revenues also decreased from 12% of revenues for the three month period ended December 31, 1999 to 6% of revenues for the three month ended December 31, 2000. The number of units sold had decreased by 14% comparing the two quarter periods.

Cost of revenues decreased 31% to 45% of revenues for the quarter ended December 31, 2000 compared to 48% of revenues for the quarter ended December 31, 1999. Document costs decreased 40% to 20% of revenues for the period ended December 31, 2000 compared to 24% of revenues for the period ended December 31, 1999. Cost of catalogs decreased 22% comparing the two quarters due to 20% fewer catalogs being mailed in the current quarter compared to the previous quarter period.

Total operating expenses increased 11% comparing the quarters ended December 31, 2000 to December 31, 1999. Selling, general and administrative expenses increased 5% comparing the quarter periods. The increase is largely due to increases in insurance premiums and professional fees. The Company has experienced an increase in its medical insurance premiums for covered employees in addition to a premium increase resulting from expanded document inventory coverage. Professional fees increased due to a consultant agreement that the Company had entered into (see note 5 to Notes to Consolidated Financial Statements). Depreciation increased 78% to 14% of revenues for the quarter ended December 31, 2000 compared to 6% of revenues for 1999.
The increase is largely due to a complete rewrite of its inventory and auction software. Maintenance and repair expenses increased to 3% of revenues for the quarter ended December 31, 2000 compared to 1% of revenues for the quarter ended December 31, 1999. The increase is attributed to the Company utilizing an outside specialist to maintain its computer systems.

Interest expense increased 47% comparing the quarter periods to 26% of revenues for the quarter ended December 31, 2000 from 13% of revenues for the quarter ended December 31, 1999. The increase is a result of higher outstanding loan balances on the Company's lines of credit, which were drawn on to finance its operations. Other income is largely the result of the rental operation for the Company's headquarters building. The increase in the current period is a result of a lease buyout option that was exercised.




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






                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)




Date   February 13, 2001              /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date   February 13, 2001              /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)