Form 10QSB
period 2001-03-31
GALLERY OF HISTORY INC
filed 2001-05-15
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                  For the quarterly period ended   March 31, 2001

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



The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of May 1, 2001.





                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                           MARCH 31,    SEPTEMBER 30,
                                             2001           2000
                                          UNAUDITED
                                         -----------     ------------
               ASSETS

Cash                                     $     7,476     $    30,138
Accounts receivable                           15,957          60,388
Prepaid expenses                              55,059          39,210
Documents owned                            6,939,480       7,176,068
Land and building-net                      1,303,737       1,328,990
Property and equipment-net                   523,520         584,260
Other assets                                 127,756         131,329
                                          ----------      ----------
TOTAL ASSETS                             $ 8,972,985     $ 9,350,383
                                          ==========      ==========



            LIABILITIES

Accounts payable                         $    33,348     $    41,386
Notes payable                              1,627,900       1,732,190
Indebtedness to related parties            1,983,905       1,801,890
Deposits                                      12,449          11,448
Accrued and other liabilities                151,976         125,899
                                          ----------      ----------
TOTAL LIABILITIES                          3,809,578       3,712,813
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued
  and outstanding                              5,968           5,968
Additional paid-in-capital                 9,725,466       9,715,750
Deferred compensation                       (105,741)       (183,992)
Accumulated deficit                       (1,453,615)       (891,485)
Common stock in treasury (6,309,324
   shares), at cost                       (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 5,163,407       5,637,570
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,972,985     $ 9,350,383
                                          ==========      ==========




See the accompanying notes to consolidated financial statements.
-----------------------------------------------------------------------------


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                   MARCH 31,                   MARCH 31,
                               2001        2000            2001        2000
                             --------    --------        --------    --------

REVENUES                    $ 323,255   $ 574,313       $ 635,641   $ 995,610

COST OF GOODS SOLD            154,979     230,242         296,750     434,511
                             --------    --------        --------    --------
GROSS PROFIT                  168,276     344,071         338,891     561,099
                             --------    --------        --------    --------

OPERATING EXPENSES:
 Selling, general and
  administrative              355,431     325,502         706,208     660,614
 Depreciation                  36,707      29,431          80,439      54,027
 Advertising                    8,802       8,800          17,441      17,913
 Maintenance & repairs          8,605       9,262          17,651      12,961
                             --------    --------        --------    --------
TOTAL OPERATING EXPENSES      409,545     372,995         821,739     745,515
                             --------    --------        --------    --------

OPERATING LOSS               (241,269)    (28,924)       (482,848)   (184,416)
                             --------    --------        --------    --------

OTHER INCOME (EXPENSE)
 Interest expense             (80,290)    (66,321)       (161,696)   (121,852)
 Other                         33,184      18,725          82,414      35,440
                             --------    --------        --------    --------
TOTAL OTHER EXPENSE           (47,106)    (47,596)        (79,282)    (86,412)
                             --------    --------        --------    --------
LOSS BEFORE INCOME TAXES     (288,375)    (76,520)       (562,130)   (270,828)

PROVISION FOR INCOME TAX         --          --              --          --
                             --------    --------        --------    --------

NET LOSS                    $(288,375)  $ (76,520)      $(562,130)  $(270,828)
                             ========    ========        ========    ========




LOSS PER SHARE:
  Basic                         $(.05)      $(.01)          $(.10)      $(.05)
                                 ====        ====            ====        ====
  Diluted                       $(.05)      $(.01)          $(.10)      $(.05)
                                 ====        ====            ====        ====





See the accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                           SIX MONTHS ENDED MARCH 31,
                                              2001           2000
                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 $(562,130)     $(270,828)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization           106,360         87,053
     Gain on disposal of property            (20,773)          --
     Common stock issued for services         72,520           --
     (Increase) decrease in:
       Accounts receivable                    44,431        186,904
       Prepaid expenses                      (15,849)       (18,422)
       Documents owned                       108,457       (200,717)
       Other assets                            3,573          3,600
     (Decrease) increase in:
       Accounts payable                       (8,038)       (98,217)
       Deposits                                1,001          2,313
       Accrued and other liabilities          26,077         27,446
                                            --------       --------
Net cash used for operating activities      (244,371)      (280,868)
                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment         (40,594)       (82,574)
  Proceeds from sale of property              23,094           --
                                            --------       --------
Net cash used for investing activities       (17,500)       (82,574)
                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from credit
    facilities and related parties           239,209        213,039
  Repurchase of common stock                    --          (81,118)
                                            --------       --------
Net cash provided by financing activities    239,209        131,921
                                            --------       --------

NET DECREASE IN CASH                         (22,662)      (231,521)
CASH, BEGINNING OF PERIOD                     30,138        258,263
                                            --------       --------
CASH, END OF PERIOD                        $   7,476      $  26,742
                                            ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
For the six month period ended March 31, 2001:
  (1) Documents with a net cost of $128,131 were exchanged for a reduction in related party debt of $143,578.
  (2)  Sale of property included a note paid in full in the amount of $17,906.



See the accompanying notes to consolidated financial statements.
------------------------------------------------------------------------------

                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              Six Month Period Ended March 31, 2001 and 2000
_____________________________________________________________________________

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

     3)  Repurchase of Common Stock
In fiscal 2000, the Company purchased 22,500 shares of its common stock at an average price of $3.61 a share.

     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the weighted average number of shares outstanding for the quarter periods ended March 31, 2001 and 2000 were 5,559,318 and 5,525,984, respectively. The weighted average number of shares outstanding for the six months ended March 31, 2001 and 2000 were 5,559,318 and 5,526,475, respectively. Because of the Company's loss, no potential dilution has been considered; therefore the weighted average number of shares for diluted earnings per share is the same as the basic earnings per share.

5)	Restricted Common Stock
In April 2000, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of March 31, 2001, 33,333 shares have vested and the remaining 66,667 shares are restricted. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's Balance Sheet. Additionally, $105,741 of deferred compensation was recorded to reflect the unvested balance of the shares as of March 31, 2001.





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

The Company incurred a decrease in cash provided by operating activities in its six month period ended March 31, 2001, largely due to the net operating loss. Offsetting the operating loss, the Company realized a decrease in document inventory and accounts receivable. Purchases of document inventory totaled approximately $40,000 for the six month period ended March 31, 2001 compared to approximately $420,000 for the six month period ended March 31, 2000.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of July 15, 2001. Loans under the line are secured by the Company's inventory. As of March 31, 2001, the Company had available $100,000 on this line of credit. In March 1999, the Company borrowed $1,000,000 from Mr. Axelrod. This note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed additional funds during the period, when necessary, from Mr. Axelrod. The Company pays the same interest rate as its bank revolving line of credit and has an outstanding balance of $983,905 as of March 31, 2001 on these additional borrowed funds.

In November 2000, Todd Axelrod acquired 157 documents from the
Company for his personal use. The cost of the documents amounted to $140,131. The Company obtained an outside specialist to perform an independent appraisal of the documents involved. The amount of the appraisal was $152,500. This amount was offset against debt owing Mr. Axelrod by the Company. The Company also purchased three documents from Mr. Axelrod for a cost to the Company of $12,000. The three documents had an appraised value of $18,000. In addition to reducing the Company's debt to Mr. Axelrod, this transaction also reduced its framed document inventory that was produced for the gallery operations that have since been discontinued. Currently, the majority of the Company's sales through its auction operations are unframed documents.

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




Results of Operations
---------------------

Document revenues decreased 44% comparing the three month periods ended March 31, 2001 to March 31, 2000 and decreased 36% comparing the two six month periods ended March 31, 2001 to March 31, 2000. Auction sales decreased 53% comparing the three month period ended March 31, 2001 to the three month period ended March 31, 2000. Auction sales decreased 43% comparing the two six month periods ended March 31, 2001 to March 31, 2000. The decrease is the results of increased competition in the auction market and the economy slowdown in general. The average number of winning bidders decreased 14% comparing the four auctions in the two six month periods. The number of units sold decreased 28% comparing the six month periods. Retail sales generated out of the headquarters operation increased 111% comparing the quarter periods and increased 54% comparing the six month period ended March 31, 2001 to March 31, 2000. Retail sales were 17% of total sales for the six month period ended March 31, 2001 compared to 7% of total sales for the six month period in 2000. The increase can be attributed to the increased exposure on the internet in addition to increased traffic at the headquarters' gallery. Also, in February 2001, the Company started testing the possibility of selling items on eBay. During the three month period ended March 31, 2001, eBay sales amounted to 20% of total retail sales.

Total cost of revenues increased to 48% of revenues for the quarter ended March 31, 2001 compared to 40% of revenues for the quarter ended March 31, 2000. For the six month periods, cost of revenues increased to 47% of revenues for 2001 compared to 44% of revenues for 2000. The increase is due to the decrease in revenues which increased the cost of auction catalogs as a percentage of revenues. Document costs decreased to 22% of revenues for the quarter period ended March 31, 2001 compared to 23% of revenues for the quarter ended March 31, 2000. Comparing the six month periods, document costs were 21% of revenues for 2001 down from 24% of revenues for 2000. Cost of catalogs increased to 26% of revenues for the current quarter 2001 compared to 17% of revenues for the previous year quarter. For the six month periods, cost of catalogs amount to 26% of revenues in 2001 compared to 20% of revenues for 2000. The Company had decreased the number of mailing of catalogs by 10% and the total cost of catalogs decreased by 18% comparing the two six month periods.

Total operating expenses increased 10% for both the three month period and the six month period ended March 31, 2001 compared to March 31, 2000. Selling, general and administrative expenses increased 9% comparing the quarter periods and increased 7% comparing the six month periods. The increase is largely due to increases in insurance premiums and professional fees. The Company has experienced an increase in its medical insurance premiums for additional covered employees in addition to a premium increase resulting from expanded document inventory coverage. Professional fees increased due to a consultant agreement that the Company had entered into - see note 5 to Notes to Consolidated Financial Statements. Depreciation increased 25% to 11% of revenues for the quarter ended March 31, 2001 compared to 5% of revenues for the quarter ended March 31, 2000. For the six month periods, depreciation increased 49% to 13% of revenues for 2001 compared to 5% of revenues for 2000. The increase is largely due to a complete rewrite of its inventory system software and the creation of auction software which is currently being amortized. Maintenance and repair expenses decreased slightly comparing the quarter period and increased to 3% of revenues for the six month period ended March 31, 2001 compared to 1% of revenues for the six month period ended March 31, 2000. The increase in the six month period is attributed to the Company utilizing an outside specialist to maintain its computer systems. This service has been renegotiated in the current quarter reducing the cost to the Company.

Interest expense increased 21% comparing the quarter periods and 33% comparing the six month periods. The increase is a result of higher outstanding loan balances that were utilized to finance the Company's operations. Other income is largely the result of the rental operation for the Company's headquarters building. The increase in the current period is a result of a lease buyout option that was exercised.
















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



                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)




Date   May 15, 2001                  /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date   May 15, 2001                  /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)