Form 10QSB
period 2001-06-30
GALLERY OF HISTORY INC
filed 2001-08-14
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the quarterly period ended   June 30, 2001


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



The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of August 1, 2001.





                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________

                                           JUNE 30,     SEPTEMBER 30,
                                             2001           2000
                                          UNAUDITED
                                         -----------     ------------
               ASSETS
Cash                                     $   102,638     $    30,138
Accounts receivable                           23,109          60,388
Prepaid expenses                              38,287          39,210
Documents owned                            6,893,993       7,176,068
Land and building-net                      1,291,111       1,328,990
Property and equipment-net                   509,322         584,260
Other assets                                 127,916         131,329
                                          ----------      ----------
TOTAL ASSETS                             $ 8,986,376     $ 9,350,383
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $    36,324     $    41,386
Notes payable                              1,711,637       1,732,190
Indebtedness to related parties            2,191,239       1,801,890
Deposits                                      12,553          11,448
Accrued and other liabilities                166,109         125,899
                                          ----------      ----------
TOTAL LIABILITIES                          4,117,862       3,712,813
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued
  and outstanding                              5,968           5,968
Additional paid-in-capital                 9,725,466       9,715,750
Deferred compensation                        (79,191)       (183,992)
Accumulated deficit                       (1,775,058)       (891,485)
Common stock in treasury (6,309,324
   shares), at cost                       (3,008,671)     (3,008,671)
                                          ----------       ---------
TOTAL STOCKHOLDERS' EQUITY                 4,868,514       5,637,570
                                          ----------       ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,986,376     $ 9,350,383
                                          ==========      ==========




See the accompanying notes to consolidated financial statements.



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                   JUNE 30,                     JUNE 30,
                               2001        2000             2001        2000
                             --------    --------         --------   ---------

REVENUES                    $ 319,246   $ 446,708       $  954,886  $1,442,317

COST OF GOODS SOLD            169,830     184,782          466,579     619,292
                             --------    --------        ---------   ---------
GROSS PROFIT                  149,416     261,926          488,307     823,025
                             --------    --------        ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              350,038     384,180        1,056,245   1,044,795
 Depreciation                  39,301      30,760          119,740      84,787
 Advertising                    6,767       9,584           24,208      27,497
 Maintenance & repairs          3,890      10,502           21,541      23,462
                             --------    --------        ---------   ---------
TOTAL OPERATING EXPENSES      399,996     435,026        1,221,734   1,180,541
                             --------    --------        ---------   ---------

OPERATING LOSS               (250,580)   (173,100)        (733,427)   (357,516)
                             --------    --------        ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense             (82,503)    (70,600)        (244,200)   (192,453)
 Other                         11,640      28,043           94,054      63,484
TOTAL OTHER EXPENSE           (70,863)    (42,557)        (150,146)   (128,969)
                             --------    --------        ---------   ---------
LOSS BEFORE INCOME TAXES     (321,443)   (215,657)        (883,573)   (486,485)

PROVISION FOR INCOME TAX         --          --               --          --
                             --------    --------        ---------   ---------
NET LOSS                    $(321,443)  $(215,657)      $ (883,573) $ (486,485)
                             ========    ========        =========   =========


LOSS PER SHARE:
  Basic                         $(.06)      $(.04)           $(.16)     $(.09)
                                 ====        ====             ====       ====
  Diluted                       $(.06)      $(.04)           $(.16)     $(.09)
                                 ====        ====             ====       ====








See the accompanying notes to consolidated financial statements.




                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________

                                           NINE MONTHS ENDED JUNE 30,
                                              2001           2000
                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                 $(883,573)     $(486,485)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization           158,688        134,326
     Gain on disposal of property            (20,773)          --
     Common stock issued for services         99,070         81,908
     (Increase) decrease in:
       Accounts receivable                    37,279         95,818
       Prepaid expenses                          923          3,407
       Documents owned                       153,944       (426,683)
       Other assets                            3,413          5,948
     (Decrease) increase in:
       Accounts payable                       (5,062)       (77,442)
       Deposits                                1,105         (3,000)
       Accrued and other liabilities          40,210         42,018
                                            --------       --------
Net cash used for operating activities      (414,776)      (630,185)
                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment         (66,097)      (215,776)
  Proceeds from sale of property              23,094           --
                                            --------       --------
Net cash used for investing activities       (43,003)      (215,776)
                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from credit
    facilities and related parties           530,279        809,551
  Repurchase of common stock                    --          (81,118)
                                            --------       --------
Net cash provided by financing activities    530,279        728,433
                                            --------       --------

NET INCREASE (DECREASE) IN CASH               72,500       (117,528)
CASH, BEGINNING OF PERIOD                     30,138        258,263
                                            --------       --------
CASH, END OF PERIOD                        $ 102,638      $ 140,735
                                            ========       ========


SUPPLEMENTAL SCHEDULE OF NON-CASH OPERATING AND INVESTING ACTIVITIES:
For the nine month period ended June 30, 2001:
  (1) Documents with a net cost of $128,131 were exchanged for a reduction in related party debt of $143,578.
  (2)  Sale of property included a note paid in full in the amount of $17,906.

See the accompanying notes to consolidated financial statements.


                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Month Period Ended June 30, 2001 and 2000
_____________________________________________________________________________

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


     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the weighted average number of shares outstanding for the quarter periods ended June 30, 2001 and 2000 were 5,567,651 and 5,534,317, respectively. The weighted average number of shares outstanding for the nine months ended June 30, 2001 and 2000 were 5,559,286 and 5,529,081, respectively. Because of the Company's loss, no potential dilution has been considered; therefore the weighted average number of shares for diluted earnings per share is the same as the basic earnings per share.


5)	Restricted Common Stock
In April 2000, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of June 30, 2001, 41,667 shares have vested and the remaining 58,333 shares are restricted. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's Balance Sheet. Additionally, $79,191 of deferred compensation was recorded to reflect the unvested balance of the shares as of June 30, 2001.



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

The Company incurred a decrease in cash provided by operating activities in its nine month period ended June 30, 2001, largely due to the net operating loss. Offsetting the operating loss, the Company realized a decrease in document inventory and accounts receivable together with an increase in accrued bonuses not yet paid. Because of the cash flow condition, the Company has curtailed its purchases of document inventory. Purchases totaled approximately $80,000 for the nine month period ended June 30, 2001 compared to approximately $740,000 for the nine month period ended June 30, 2000. Accounts receivable decreased because the Company was able to collect a higher percentage in credit card payments rather than checks for its end of June 2001 auction compared to the receipts of the previous year's June auction.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of August 2, 2002. Loans under the line are secured by the Company's inventory. As of June 30, 2001, the had Company borrowed all funds available under this line of credit. In March 1999, the Company borrowed $1,000,000 from Mr. Axelrod. This note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed additional funds during the period, when necessary, from Mr. Axelrod. The Company pays the same interest rate as its bank revolving line of credit and has an outstanding balance of $1,191,239 as of June 30, 2001 on these additional borrowed funds.

In November 2000, Todd Axelrod acquired 157 documents from the
Company for his personal use. The cost of the documents amounted to $140,131. The Company obtained an outside specialist to perform an independent appraisal of the documents involved. The amount of the appraisal was $152,500. The Company offset this amount against debt owing Mr. Axelrod. The Company also purchased three documents from Mr. Axelrod for a cost to the Company of $12,000. The three documents had an appraised value of $18,000. In addition to reducing the Company's debt to Mr. Axelrod, this transaction also reduced its framed document inventory that was produced for the gallery operations that have since been discontinued.

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



Results of Operations
---------------------

Document revenues decreased 29% comparing the three month periods ended June 30, 2001 to June 30, 2000 and decreased 34% comparing the two nine month periods ended June 30, 2001 to June 30, 2000. Auction sales decreased 32% comparing the three month period ended June 30, 2001 to the three month period ended June 30, 2000. Auction sales decreased 40% comparing the two nine month periods ended June 30, 2001 to June 30, 2000. The decrease is the result of increased competition in the auction market and the economy slowdown in general. The average number of winning bidders decreased 5% comparing the six auctions in the two nine month periods. The number of units sold decreased 20% comparing the nine month periods. Retail sales generated out of the headquarters operation increased 14% comparing the quarter periods and increased 41% comparing the nine month period ended June 30, 2001 to June 30, 2000. Retail sales were 15% of total sales for the nine month period ended June 30, 2001 compared to 7% of total sales for the nine month period in 2000. The increase can be attributed to the increased exposure on the internet in addition to increased traffic at the headquarters' gallery.

Total cost of revenues increased to 53% of revenues for the quarter ended
June 30, 2001 compared to 41% of revenues for the quarter ended June 30, 2000. For the nine month periods, cost of revenues increased to 49% of revenues for 2001 compared to 43% of revenues for 2000. The increase is due to the decrease in revenues which increased the cost of auction catalogs as a percentage of revenues. Document costs were 23% of revenues for the nine month period in 2001, the same as they were in the nine months of 2000. Cost of catalogs increased to 26% of revenues for the current quarter 2001 compared to 19% of revenues for the previous year quarter. For the nine month periods, cost of catalogs amounted to 26% of revenues in 2001 compared to 20% of revenues for 2000. The Company has decreased the average cost of printing and mailing of catalogs by 13% comparing the two nine month periods.

Total operating expenses decreased 8% for the three month period ended June
30, 2001 compared to June 30, 2000. Comparing the two nine month periods, total operating expenses increased 3%. Selling, general and administrative expenses decreased 9% comparing the quarter periods and increased 1% comparing the nine month periods. The decrease comparing the quarter periods was largely due to a decrease in professional fees. Professional fees decreased due to the initial transaction recording a consultant agreement that the Company had entered into during June 2000 - see note 5 to Notes to Consolidated Financial Statements. The increase comparing the nine month periods resulted from an increase in its medical insurance premiums for additional covered employees in addition to a premium increase resulting from expanded document inventory coverage. Depreciation increased 28% to 12% of revenues for the quarter ended June 30, 2001 compared to 7% of revenues for the quarter ended June 30, 2000. For the nine month periods, depreciation increased 41% to 13% of revenues for 2001 compared to 6% of revenues for 2000. The increase is largely due to a complete rewrite of its inventory system software and the creation of auction software which is currently being amortized. Advertising expense decreased 29% comparing the quarter periods and decreased 12% comparing the nine month periods. This decrease is a result of a new contract with a major advertiser of the Company. Maintenance and repair expenses decreased
63% comparing the quarter periods and decreased 8% comparing the nine month periods. This decrease is attributed to the Company utilizing an outside specialist to maintain its computer systems in the previous year on a full-time basis. This service has been renegotiated in the current year reducing the cost to the Company.

Interest expense increased 17% comparing the quarter periods and 27% comparing the nine month periods. The increase is a result of higher outstanding loan balances that were utilized to finance the Company's operations. Other income is largely the result of the rental operation for the Company's headquarters building. The increase in the current nine month period is a result of a lease buyout option that was exercised.






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



                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)



Date   August 14, 2001               /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)


Date   August 14, 2001               /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)