Form 10KSB
period 2001-09-30
GALLERY OF HISTORY INC
filed 2001-12-21
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2001

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

Issuer's revenues for the most recent fiscal year:   $1,219,892.

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,344,950 shares) as of December 3, 2001 was approximately $9,387,751 based upon $6.98, the price at which the stock was sold on such date.

The Registrant had 5,625,984 shares of Common Stock outstanding as of December 3, 2001.
Documents Incorporated by Reference: None


                                    PART I

Item 1. Description of Business
        -----------------------
        Business Development
        --------------------
The Gallery of History, Inc. (hereinafter the "Registrant" or the "Company") was incorporated in the State of Nevada on November 10, 1981.

The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 183,000 different documents. Retail sales of documents are made from a gallery located at its headquarters in Las Vegas, Nevada. However, documents are largely sold through auctions conducted at the Company's headquarters location.

The Company's marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase.
In early fiscal 1997, the Company formed a new division, called Gallery of History Direct, dedicated to the issuance of bi-monthly catalogs employing a mail/phone/fax/internet auction format featuring original historical documents. For each of the fiscal years 2001 and 2000, the Company held eight auctions.

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

The Company's other marketing strategy, to a lesser degree, is its retail operation conducted through its headquarters location in Las Vegas, Nevada and a retail site on the internet. The marketing effort is to attract persons who have not necessarily had an awareness of the existence of historical documents available for private sale.

For the year ended September 30, 2001, the Company sold approximately 1,550 documents with an average single document sales price of approximately $800.



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

In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's 183,000 document inventory would be positively affected. The Company does accept consignments for its auctions.
To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the hammer price.

There is no assurance that the Company will be able to continue to realize significant profits for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.



Seasonal Business
-----------------
The nature of the business in which the Company engages is not seasonal. However, the Company has experienced in the past a surge in November and December retail sales relating to the traditional holiday shopping season. Because the Company expects to receive less than 15% of its revenues from its gallery-retail source, the benefit from a spike in holiday shopping is expected to diminish.



Employees
---------
As of December 1, 2001, the Company had nine full-time employees, in addition to its four executive officers.



Item 2. Properties
        ----------
The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 15,580 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2001, 6,799 square feet was being leased to three tenants for an aggregate monthly rental of $9,853 under leases expiring at varying times from March 2003 through October 2012. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see footnote 5 of Notes to Consolidated Financial Statements.

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



Item 3. Legal Proceedings
        -----------------
None.




Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
On September 28, 2001, the Company held its annual meeting of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Arthur Andersen LLP, as the Company's independent auditors for the fiscal year ending September 30, 2001.

At the Meeting the following Directors were elected:

                             VOTES  CAST
                                 FOR                  WITHHELD
     NOMINEES                 ELECTION               AUTHORITY
----------------             -----------             ---------
Todd M. Axelrod               5,490,306                 202
Rod Lynam                     5,489,623                 885
Pamela Axelrod                5,489,823                 685
Bernard Duke                  5,490,306                 202
Barry Fink                    5,490,106                 402

Voting for the appointment of Arthur Andersen LLP, as the Company's independent auditors, 5,490,368 shares were in favor, 2 against and 138 shares abstain.

















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

                                          Low Sale           High Sale
                                           Price               Price
                                          -------             -------

Fiscal 2000
-----------
 October 1, 1999 - December 31, 1999      $2.75                $4.50
 January 1, 2000 - March 31, 2000          3.00                 3.56
 April 1, 2000 - June 30, 2000             2.88                 4.00
 July 1, 2000 - September 30, 2000         3.25                 4.50

Fiscal 2001
-----------
 October 1, 2000 - December 31, 2000      $3.00                $4.00
 January 1, 2001 - March 31, 2001          3.00                 3.13
 April 1, 2001 - June 30, 2001             2.75                 8.11
 July 1, 2001 - September 30, 2001         3.00                 4.95

(b) As of October 31, 2001 there were approximately 134 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported approximately 213 beneficial owners of the Company's common stock as of August 2001.

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

The Company has a bank line of credit in the amount of $100,000 through August 2002. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 2001, there was $25,000 drawn against this line of credit. The Company's term mortgage note that was converted to a reducing revolving line of credit in 1997 in the amount of $1,839,523 has a 9% interest rate and a maturity date of July 15, 2002. As of September 30, 2001, there was an outstanding balance due of $1,594,992. The note is collateralized by the Company's building. In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod, the primary stockholder and President of the Company, and his wife, Pamela. Nanna Corp. has since dissolved; as a result, the note was transferred to Mr. Axelrod in March 1999. The note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal years 2001 and 2000. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit, which was 7% as of September 30, 2001. The balance of the funds borrowed was $1,385,240 as of September 30, 2001. The funds were used to supplement operating activities. The Company will not be showing substantial cash balances because it is to the Company's advantage to reduce its outstanding line of credit balance.

The Company believes that its current cash and working capital requirements will be met by appropriately managing the timing and amount of new document acquisitions, generating revenues from its operations, drawing amounts available under its existing line of credit facilities, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Todd Axelrod, the primary stockholder and president of the Company, as required. Mr. Axelrod has, to the extent of his reasonable ability to do so, committed to continue funding or guarantee additional debt, should it be required, through September 30, 2002.

The Company experienced a decline in net cash from operating activities primarily due to the net operating loss for the fiscal year ended September 30, 2001. Cash outlays for the purchase of documents in fiscal 2001 decreased approximately $690,000 compared to purchases in fiscal 2000. Accounts receivable decreased comparing the two fiscal years due to the sales decrease. Accounts payable increased comparing the fiscal years due to an outstanding document purchase as of September 30, 2001. Equipment purchases increased during the last two fiscal years to augment the Company's software computer system capabilities. Software expenditures in fiscal 2001 amounted to approximately $58,000 and expenditures in fiscal 2000, amounted to approximately $260,000. However, the Company is at a point where the majority of its development has been concluded. Funds to finance the document and equipment purchases were mainly drawn from the Company's credit facilities.

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



Results of Operations
---------------------

Fiscal 2001 Compared to Fiscal 2000

Total document revenues decreased 32% comparing the fiscal year ended September 30, 2001 to the fiscal year ended September 30, 2000. Auction revenues decreased 37% comparing the two fiscal years. Consigned documents sold in the auction decreased 59% comparing the two fiscal years. In addition to the economy slowdown in general, the Company has experienced increased competition in the auction market. The number of winning bidders decreased
4% and the number of units sold decreased 18% comparing fiscal 2001 to fiscal 2000. The average sales price per item sold in the auctions in fiscal 2001 was $825 compared to an average sales price of $1,076 in fiscal 2000. Retail revenues increased 26% comparing the two fiscal years. Retail revenues amounted to 14% of total revenues in fiscal 2001 compared to 8% of total revenues in fiscal 2000.

Total cost of revenues decreased 9% due to less revenues generated. Total cost of revenues increased to 59% of revenues for fiscal 2001 compared to 44% of revenues for fiscal 2000 because of the increase in catalog costs resulting from the reduction in auction revenues. In addition, the Company wrote off approximately $91,000 of its document inventory that was charged to cost of revenues. Any documents that could not be scanned into the physical inventory, documents with an emuslsified appearance or documents with a questionable signature were written off during fiscal 2001. The cost of documents amounted to 31% of revenues for the 2001 fiscal year compared to 23% for fiscal 2000. Without the inventory write off, cost of documents amount to 24% of revenues or fiscal 2001. The cost of catalogs increased to 27% of revenues for fiscal 2001 compared to 21% of revenues for fiscal 2000 due to the decrease in auction revenues.

Total operating expenses decreased 1% from 90% of net revenues for fiscal 2000 to 132% of net revenues for fiscal 2001. Selling, general and administrative expenses decreased 4% from the prior year. Comparing the fiscal years, charges for processing credit cards decreased 22% due to the decrease in revenues. Salary expenses decreased 6% due to a reduction in executive salaries. A reduction in travel resulted in a decrease in travel and entertainment expenses of 46% comparing the fiscal years. Depreciation increased 26% to 13% of revenues for fiscal 2001 compared to 7% of revenues for fiscal 2000. The increase is largely due to the completion of the Company's rewrite of its inventory system software and the creation of auction software that is currently being amortized. Advertising expense decreased 17% comparing the fiscal years. This decrease is a result of a new contract with a major advertiser of the Company. Maintenance and repair costs increased 47% from the prior year due to the expenditure for maintenance of the Company's computer software programs.

Interest expense increased 21% from the prior year as a result of higher outstanding loan balances used for the Company's operations.

Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate square footage occupied by the Company's headquarters operation to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included in other income and expense. This amounted to approximately $42,000 operating profit for fiscal 2001 as compared to approximately $75,000 operating profit for fiscal 2000. The decrease is a result of a reduction in leased square footage.





















Item 7. Financial Statements

                                   TABLE OF CONTENTS
                                                                     PAGE
                                                                     ----
Report of Independent Public Accountants                               9

Consolidated Balance Sheets - September 30, 2001 and 2000             10

Consolidated Statements of Operations for the years ended
     September 30, 2001 and 2000                                      11

Consolidated Statements of Changes in Stock-holders' Equity
     for the years ended September 30, 2001 and 2000                  12

Consolidated Statements of Cash Flows for the years ended
     September 30, 2001 and 2000                                      13

Notes to Consolidated Financial Statements                            15






REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Gallery of History, Inc.:

We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                         /s/ ARTHUR ANDERSEN LLP
                                         -----------------------
                                         ARTHUR ANDERSEN LLP


Las Vegas, Nevada
October 29, 2001



GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
---------------------------------------------
CONSOLIDATED  BALANCE  SHEETS
AS OF SEPTEMBER 30, 2001 AND 2000
__________________________________________________________________

                                 Notes         2001         2000
                                 -----         ----         ----
         ASSETS
Cash                                       $    7,957   $   30,138
Accounts receivable                1           32,260       60,388
Prepaid expenses                               46,792       39,210
Documents owned                    1        6,773,133    7,176,068
Land and building-net            2,5,8      1,278,485    1,328,990
Property and equipment-net       1,2,5        473,161      584,260
Other assets                       3          123,792      131,329
                                            ---------    ---------
TOTAL ASSETS                               $8,735,580   $9,350,383
                                            =========    =========



       LIABILITIES
Accounts payable                           $   58,398   $   41,386
Notes payable                      5        1,619,991    1,732,190
Indebtedness to related parties   4,5       2,385,239    1,801,890
Deposits                                       10,253       11,448
Accrued and other liabilities                 164,193      125,899
                                            ---------    ---------
TOTAL LIABILITIES                           4,238,074    3,712,813
                                            ---------    ---------

COMMITMENTS AND CONTINGENCIES      8


   STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  authorized, 20,000,000 shares;
  11,935,308 shares issued and
  outstanding                  1,6,10,11        5,968        5,968
Additional paid-in-capital                  9,813,072    9,715,750
Deferred compensation             11          (85,830)    (183,992)
Accumulated deficit                        (2,227,033)    (891,485)
Common stock in treasury
  (6,309,324 shares), at cost     10       (3,008,671)  (3,008,671)
                                            ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                  4,497,506    5,637,570
                                            ---------    ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                     $8,735,580   $9,350,383
                                            =========    =========



See the accompanying notes to consolidated financial statements.
________________________________________________________________




GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
---------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
_________________________________________________________________

                                Notes       2001         2000
                                -----       ----         ----

REVENUES                          1     $1,219,892   $1,805,187

COST OF REVENUES                           713,666      788,362
                                         ---------    ---------
GROSS PROFIT                               506,226    1,016,825
                                         ---------    ---------
OPERATING EXPENSES:
 Selling, general and
  administrative                         1,365,870    1,423,677
 Depreciation and amortization   1,2       158,980      126,089
 Advertising                                30,851       37,074
 Maintenance and repairs          1         49,047       33,346
                                         ---------    ---------
TOTAL OPERATING EXPENSES                 1,604,748    1,620,186
                                         ---------    ---------
OPERATING LOSS                          (1,098,522)    (603,361)
                                         ---------    ---------

OTHER INCOME (EXPENSE):
 Interest expense                         (326,912)    (269,219)
 Other, net                       8         89,886       75,598
                                         ---------    ---------
TOTAL OTHER INCOME (EXPENSE)              (237,026)    (193,621)
                                         ---------    ---------

LOSS BEFORE INCOME TAXES                (1,335,548)    (796,982)


BENEFIT FOR INCOME TAXES         1,7          --        171,011
                                         ---------    ---------

NET LOSS                               $(1,335,548)  $ (625,971)
                                         =========    =========



LOSS PER SHARE:                   9
  Basic                                      $(.24)       $(.11)
                                              ====         ====
  Diluted                                    $(.24)       $(.11)
                                              ====         ====

See the accompanying notes to consolidated financial statements.
________________________________________________________________




GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
---------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
______________________________________________________________________________
                    Additional                            Common
      Common Stock    Paid-in   Deferred  Accumulated    Stock in
   Shares  Par Value  Capital Compensation  Deficit      Treasury      Total
   ------  ---------  ------- ------------  -------      --------      -----
BALANCE AT
9/30/1999
  11,835,308 $5,918 $9,392,363 $    --    $(265,514)   $(2,927,553) $6,205,214

Repurchase
Common Stock,
at cost
(22,500
shares)
        --     --         --        --           --        (81,118)    (81,118)
Issue
common
stock for
services
     100,000     50    323,387      --           --           --       323,437

Deferred
compensation
        --     --         --    (183,992)        --           --      (183,992)
Net Loss
        --     --         --        --       (625,971)        --      (625,971)
  ----------  -----  ---------  --------   ----------   ----------   ---------
BALANCE AT
9/30/2000
  11,935,308 $5,968 $9,715,750 $(183,992) $  (891,485) $(3,008,671) $5,637,570

Gain on
sale of
inventory
to principal
stockholder
        --     --       15,447      --           --           --        15,447
Vesting of
restricted
stock
        --     --       81,875      --           --           --        81,875
Deferred
compensation
adjustment
        --     --         --      98,162         --           --        98,162
Net Loss
        --     --         --        --     (1,335,548)        --    (1,335,548)
  ----------  -----  ---------  --------   ----------   ----------   ---------
BALANCE AT
9/30/2001
  11,935,308 $5,968 $9,813,072 $ (85,830) $(2,227,033) $(3,008,671) $4,497,506
  ==========  =====  =========  ========   ==========   ==========   =========

See the accompanying notes to consolidated financial statements.
________________________________________________________________






GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
-------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
_______________________________________________________________________

                                                 2001          2000
                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                    $(1,335,548)    $ (625,971)
Adjustments to reconcile net loss
  to net cash used for operating activities:
  Depreciation and amortization                 211,109        192,125
  Common stock issued for services              180,037        139,445
  Net gain on disposal of property              (20,773)          --
  (Increase) decrease in:
    Accounts receivable                          28,128        144,104
    Prepaid expenses                             (7,582)        (3,402)
    Documents owned (a)                         274,804       (407,495)
    Other assets                                  7,537          5,467
  Increase (decrease) in:
    Accounts payable                             17,012       (136,481)
    Deposits                                     (1,195)        (9,706)
    Deferred tax                                   --         (171,011)
    Accrued and other liabilities                38,294         46,504
                                              ---------      ---------
Net cash used for operating activities         (608,177)      (826,421)
                                              ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and
  building improvements                         (69,733)      (258,045)
Proceeds from sale of property                   23,094           --
Purchase of documents (a)                          --             --
                                              ---------      ---------
Net cash used for investing activities          (46,639)      (258,045)






(a) Historically, the Company has normally acquired documents in excess of current needs when purchasing opportunities are favorable to accommodate future growth and appreciation. Purchases of $110,476 and $798,037 in fiscal 2001 and 2000 included in the net change in documents owned are shown as an operating activity above, without an allocation to investing activities, because it is not practicable to determine what portion of the documents owned will be sold within the next operating cycle.

										     (Continued)





GALLERY  OF  HISTORY, INC. and SUBSIDIARIES
-------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
______________________________________________________________________

                                                 2001          2000
                                                 ----          ----

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from credit
  facilities and related parties             $  632,635    $  937,459
Repurchase of common stock                         --         (81,118)
                                              ---------     ---------
Net cash provided by financing activities       632,635       856,341



NET INCREASE (DECREASE) IN CASH                 (22,181)     (228,125)

CASH, BEGINNING OF YEAR                          30,138       258,263

                                              ---------     ---------
CASH, END OF YEAR                            $    7,957    $   30,138
                                              =========     =========






SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
Cash paid during the year for interest       $  327,157    $  267,819
                                              =========     =========






SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the fiscal year ended September 30, 2001:
  (1) Documents with a net cost of $128,131 were exchanged for a reduction in related party debt of $143,578.
  (2) Sale of property included a note paid in full in the amount of $17,906.







See the accompanying notes to consolidated financial statements.
________________________________________________________________



GALLERY OF HISTORY, INC. and SUBSIDIARIES
-----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________

1.	SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Gallery of History, Inc. and subsidiaries (the "Company"), a Nevada corporation, acquire documents of historical or social significance and market these documents to the general public. The Company's subsidiaries are as follows: 3601 West Sahara Corp., Gallery of History Auctions Inc., and International Stolen Art & Documents Clearinghouse Corp.

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

Accounts Receivable - Management reviews the collectibility of accounts receivable and establishes an allowance if collection is deemed unlikely. As of September 30, 2001 and 2000, no allowances were deemed necessary.

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

Income Taxes - Income taxes, where applicable, are provided at statutory rates. Deferred income taxes are recognized for income and expense items which are reported for tax purposes in different years than for financial accounting purposes. This year's loss increased the net operating losses for tax purposes, which resulted in a deferred tax asset for financial accounting purposes. SFAS No. 109, "Accounting for Income Taxes," requires recognition of a future tax benefit of net operating loss carryforwards and certain other temporary differences to the extent that realization of such benefit is more likely than not; otherwise, a valuation allowance is applied. Accordingly, the Company has applied a valuation allowance against its deferred tax assets (see Note 7).

Equity Instruments Issued to Consultants and Vendors - The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force ("EITF") 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees". The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized as a charge to the statement of operations over the term of the consulting agreement.

Results of Operations, Liquidity and Capital Resources - The Company incurred net losses of $1,335,548 and $625,971, used net cash in operations of $608,177 and $826,421, and reported accumulated deficits of $2,227,033 and $891,485 for the years ended September 30, 2001 and 2000, respectively. The Company believes that its current cash and working capital requirements will be met by appropriately managing the timing and amount of new document acquisitions, generating revenues from its operations, drawing amounts available under its existing line of credit facilities, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Todd Axelrod, the primary stockholder and president of the Company, as required. Mr. Axelrod has, to the extent of his reasonable ability to do so, committed to continue funding or guarantee additional debt, should it be required, through September 30, 2002.



2.	LAND, BUILDING, PROPERTY AND EQUIPMENT

Land, building, property and equipment at September 30, 2001 and 2000 consist of the following:
                                  Estimated
                                   Service
                                    Lives         2001         2000
                                    -----         ----         ----
Land                                          $  580,000   $  580,000
Building                           30 years    1,428,751    1,428,751
                                               ---------    ---------
Total cost                                     2,008,751    2,008,751
Less accumulated depreciation                    730,266      679,761
                                               ---------    ---------
Land and building - net                       $1,278,485   $1,328,990
                                               =========    =========

Equipment and furniture             5 years   $1,155,268   $1,144,653
Leasehold improvements           5-15 years      278,756      278,756
                                               ---------    ---------
Total cost                                     1,434,024    1,423,409
Less accumulated depreciation
  and amortization                               960,863      866,719
                                               ---------    ---------
  Subtotal                                       473,161      556,690
Construction in process                             --         27,570
                                               ---------    ---------
Property and equipment - net                  $  473,161   $  584,260
                                               =========    =========


3.	OTHER ASSETS

Other assets at September 30, 2001 and 2000 consist of the following:
                                                   2001         2000
                                                   ----         ----
Book inventory                                  $ 13,427     $ 13,766
Framing raw materials inventory                  115,343      123,190
  Less reserve for obsolete materials             (6,010)      (9,338)
Other                                              1,032        3,711
                                                 -------      -------
Total                                           $123,792     $131,329
                                                 =======      =======


4.	RELATED PARTIES

In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod, the primary stockholder and President of the Company, and his wife, Pamela. Nanna Corp. has since dissolved; as a result, the note was transferred to Mr. Axelrod in March 1999. The note is due April 30, 2002, with monthly interest payments at a rate of 8%. The proceeds of this loan were used to pay down the Company's mortgage on its building which was at a higher interest rate. Interest expense on the note was $81,333 and $80,923 during fiscal year 2001 and 2000, respectively. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal years 2001 and 2000. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit, which was 7% as of September 30, 2001. The balance of the funds borrowed was $1,385,239 and $801,890 as of September 30, 2001 and 2000, respectively. The Company had paid $87,272 and $27,083 in interest during fiscal 2001 and 2000, respectively. The funds were used to supplement operating activities.

In November 2000, Todd Axelrod acquired 157 documents from the Company for his personal use. The Company's cost of the documents when acquired by the Company was $140,131. The Company obtained an outside specialist to perform an independent appraisal of the documents involved. The appraised value of $152,500 was used to reduce debt owed to Mr. Axelrod by the Company, and the Company recorded a gain on the inventory sold as a capital contribution to the Company. The Company also purchased three documents from Mr. Axelrod for a cost to the Company of $12,000, which was less than their appraised value of $18,000. In addition to reducing the Company's debt to Mr. Axelrod, this transaction also reduced its framed document inventory that was produced for the gallery operations that have since been discontinued. The majority of the Company's sales in its auction operation are unframed documents.




5.	NOTES PAYABLE AND INDEBTEDNESS TO RELATED PARTIES

Debt consists of the following at September 30:
                                                   2001        2000
                                                   ----        ----
Reducing revolving line of credit in the amount
 of $1,839,523.  The line has a 59 month
 amortization of principal at a 9% interest
 rate, a balloon payment due at maturity
 of July 15, 2002 in the amount  of
 $1,565,106 or the outstanding balance if
 paid down and is collateralized by a
 building.  As of September 30, 2001, the
 Company had utilized most of this
 line of  credit.                               $1,594,991  $1,660,508

Related party note payable at 8% interest.
 The note has monthly interest payments
 with principal due April 30, 2002.              1,000,000   1,000,000

Related party note payable at 7% interest
 The note has monthly interest payments
 and the note is payable on demand.              1,385,239     801,890

Revolving line of credit in the amount of
 $100,000 renewing August 2002 with an
 interest rate of prime plus 1.5% (7.5% at
 September 30, 2001).  The line is
 collateralized by the Company's inventory
 and equipment.                                     25,000      50,000

Term note payable at 7.99% with 60 monthly
 payments of principal and interest with
 the unpaid balance due March 5, 2002,
 collateralized by a truck.                           --        21,682
                                                 ---------   ---------
     Total                                      $4,005,230  $3,534,080
                                                 =========   =========

The estimated fair value of the Company's debt at September 30, 2001 and 2000, respectively, was approximately $4,005,000 and $3,534,000, which approximates its book value. The estimated fair value amounts were based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.




6.	COMMON STOCK AND STOCK OPTIONS

A maximum of 1,100,650 shares of common stock have been reserved for issuance of stock options. Options are granted at the current market price at the date of grant and vest immediately upon issuance.



Summarized information for the options is as follows:
                                        2001                2000
                                  ----------------    ----------------
                                          Weighted            Weighted
                                           Average             Average
                                          Exercise            Exercise
                                  Options  Price      Options  Price
                                  -------  -----      -------  -----
Outstanding at Beginning of Year   20,000  $4.50       20,000  $4.50
  Granted                            --    $ --          --    $ --
  Exercised                          --    $ --          --    $ --
  Canceled/Expired                   --    $ --          --    $ --
                                 --------   ----     --------   ----
Outstanding at End of Year         20,000  $4.50       20,000  $4.50
                                 ========   ====     ========   ====
Exercisable at End of Year         20,000              20,000
Options Available for Grant     1,080,650           1,080,650


The following table summarizes information about the options outstanding at September 30, 2001:

            Options Outstanding                Options Exercisable
------------------------------------------   ------------------------
                      Weighted
                      Average     Weighted      Number       Weighted
Range of   Number     Remaining   Average    Exercisable     Average
Exercise Outstanding Contractual  Exercise        at         Exercise
 Prices  at 9/30/01     Life       Price       9/30/01        Price
 ------  ----------     ----       -----       -------        -----
 $4.50     20,000        3         $4.50        20,000        $4.50

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

                                                  Year Ending
                                                 September 30,
                                               2001         2000
                                               ----         ----
Net loss applicable to common stock:
       As reported                        $(1,335,548)   $(625,971)
       Pro forma                          $(1,352,956)   $(643,740)
Basic and diluted loss per common share:
       As reported                        $    (.24)   $    (.11)
       Pro forma                          $    (.24)   $    (.11)

The fair value of the options granted are estimated on the date of grant, which was August 6, 1999, using the Black-Scholes option pricing method with the following assumptions:

Expected dividend yield                            0%
Expected stock price volatility               186.18%
Risk-free interest rate                         5.12%
Expected average life of options (years)            5
Expected fair value of options granted           4.35



7.	INCOME TAXES

The benefit for income taxes for the years ended September 30, 2001 and 2000 are as follows:
                                      2001         2000
                                      ----         ----
Current
  Federal                         $    --       $   --
Deferred                               --        (171,011)
                                   --------      --------
Total                             $    --       $(171,011)
                                   ========      ========


Components of deferred tax assets (liabilities) for the years ended September 30, 2001 and 2000 are as follows:
                                      2001         2000
                                      ----         ----
Depreciation                      $(251,447)    $(230,043)
                                   --------      --------
  Gross deferred tax liabilities   (251,447)     (230,043)
                                   --------      --------
Net operating loss carryforward     768,801       286,281
Other                                79,552        52,402
                                   --------      --------
Gross deferred tax assets           848,353       338,683
Less valuation allowance           (596,906)     (108,640)
                                   --------      --------
  Subtotal                          251,447       230,043
                                   --------      --------
Net deferred tax liabilities      $    --       $    --
                                   ========      ========

Statement of Financial Accounting Standards No. 109 requires recognition of the future tax benefit of these assets to the extent realization of such benefits is more likely than not, otherwise, a valuation allowance is applied. During fiscal year 2001, the Company estimated that its deferred tax assets will not be fully realizable and provided a valuation allowance to offset the unusable amount.

The benefit for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate (34%) to the loss before income taxes as a result of the following differences:

                                      2001         2000
                                      ----         ----
Expected provision/(benefit)      $(454,086)    $(270,974)
Increase (decrease) from rate:
  Change in valuation allowance     488,266        44,102
  Other                             (34,180)       55,861
                                   --------      --------
At effective tax rate             $    --       $(171,011)
                                   ========      ========


As of September 30, 2001, the Company had the following income tax loss carryforwards available for income tax purposes:
                                  Expiration
                                     Dates          Amount
  Federal regular tax operating
  loss carryforwards              2009 to 2021    $2,261,179



8.	COMMITMENTS AND CONTINGENCIES

The Company leases office space in its headquarters building to tenants under non-cancellable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods range from two to twenty years with various renewal options. Rental income for the periods ended September 30, 2001 and 2000 was $113,299 and $155,405, respectively. Included in Selling, General and Administrative Expenses is 50% of the building's operating costs representing area occupied by the Company's headquarters operation. Included in Other Income (Expense) is the net rental income realized by the building operation less the remaining operation expenses. This resulted in other income of $29,050 and $75,423 for the periods ended September 30, 2001 and 2000, respectively. Specific net assets identifiable with rental real estate totaled $683,827 and $711,649 at September 30, 2001 and 2000, respectively. These amounts included $730,266 and $679,761 of accumulated depreciation for the years presented.

Future minimum lease payments receivable from non-cancellable operating leases as of September 30, 2001, excluding amounts applicable to reimbursable expenses, are as follows:

                 2002                       $  119,158
                 2003                          117,425
                 2004                           97,604
                 2005                           94,088
                 2006                           94,242
                 Thereafter                    596,227
                                             ---------
                 Total                      $1,118,744
                                             =========


9.	EARNINGS PER SHARE

The computation of earnings per share is based on the weighted average number of shares of common stock outstanding, 5,546,140 and 5,534,563 for the years ended September 30, 2001 and 2000, respectively.

The following table discloses the Company's loss per share for the years ended September 30, 2001 and 2000, as determined in accordance with SFAS 128. Basic earnings per share are computed by dividing reported earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock options.

                                     2001         2000
                                     ----         ----
       Net loss per share
           Basic                    $(.24)       $(.11)
           Diluted                  $(.24)       $(.11)


At September 30, 2001 and 2000, all of the 20,000 exercisable stock options outstanding were excluded from the computation of diluted earnings per share. In accordance with SFAS 128, when an entity has a loss from continuing operations, no potential common shares shall be included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the periods ending September 30, 2001 and 2000. Also in accordance with SFAS 128, when options have an exercise price greater than the average market price, no potential common shares shall be included in the computation of any diluted per share amounts. As such, potential dilution has not been considered in the calculations for the periods ending September 30, 2001 and 2000.




10.	REPURCHASE OF COMMON STOCK

In October 1999, the Company purchased 22,500 shares of its common stock at an average price of $3.605.





11.	RESTRICTED COMMON STOCK

In April 2000, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services to be rendered, the Company has issued 100,000 restricted shares of its common stock which vest over the three year term of the agreement. As of September 30, 2001, 50,000 shares have vested and the remaining 50,000 shares are restricted. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's Balance Sheet. Additionally, $85,830 of deferred compensation was recorded to reflect the unvested balance of the shares as of September 30, 2001.







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

                                                          Has Servered
                                                          as Director
                               Position(s) with           Continuously
Name                   Age     the Company                   Since
----                   ---     ----------------              -----
Todd M. Axelrod        52    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           53    Treasurer/Assistant              1984
                             Secretary and Director

Pamela Axelrod         46    Executive Vice President and     1995
                             Director

Bernard Duke           74    Director                         1998

Barry Fink             63    Director                         1999

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

Bernard Duke was elected to the Company's Board of Directors in February 1998. From 1992 to 1997, Mr. Duke had been a Director, Vice-President and Chief Executive Officer of TFH Publications, Inc., of Neptune City, New Jersey.
From 1984 to 1996, Mr. Duke was a Director and member of the Executive Committee of Graphic Arts Mutual Insurance Company.

Barry Fink has been a partner of the law firm of Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP since May 1988. Christensen, Miller, Fink, Jacobs, Glaser, Weil & Shapiro, LLP has performed legal services for the Company during fiscal 2001 and will perform legal services for the Company in fiscal 2002. Such services have related to compliance with securities laws and other business matters.


Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company's knowledge, during the fiscal year ended September 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.




Item 10. Executive Compensation
         ----------------------
The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2001, 2000, and 1999, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
Name and Principal          Fiscal              Annual Compensation
Position                     Year               Salary       Bonus
----------------------       ----               ------       -----
Todd M. Axelrod              2001              $110,241    $19,688(1)
  President and Chief        2000               139,125     23,600(2)
  Executive Officer          1999               139,125     26,250

Pamela R. Axelrod            2001              $110,241    $19,688(1)
  Executive Vice-President   2000               139,125     23,600(2)
                             1999               139,125     26,250

(1)	Accrued bonus earned but not yet paid.
(2)	Accrued bonus earned but not yet paid amounts to $23,050

During the three year period ended September 30, 2001 the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options. Options have been granted to Bernard Duke and Barry Fink, both members of the board of directors. The options were granted August 1999; 10,000 each with a five year term and $4.50 exercise price.

During the fiscal year ended September 30, 2001, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 2002. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.




Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
The following table sets forth certain information, as of December 3, 2001, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
-------   -------------------       -----------------------  --------
 Common    Todd M. Axelrod(2)           4,280,824(3)(5)        76.1%
 Stock

 Common    Rod R. Lynam(2)                    210               (4)
 Stock

 Common    Pamela Axelrod(2)            4,280,824(3)(5)        76.1%
 Stock

 Common    Gerald Newman                  493,000(6)            8.8
 Stock     1716 Coral Cove Way
           Boca Raton, FL 33496

 Common    Bernard Duke                    10,000(7)            (4)
 Stock     2250 Allenwood Road
           Wall, NJ 07719

 Common    Barry Fink                      10,000(7)            (4)
 Stock     Christensen, Miller, Fink,
           Jacobs, Glaser, Weil &
           Shapiro, LLP
           2121 Avenue of the Stars,
           18th Floor
           Los Angeles, CA 90067

 Common    All Executive Officers       4,301,034(8)           77.2%
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
(5)	Pamela Axelrod has appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 2,059,022 shares and to give all consents on all matters that Mrs. Axelrod may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. Includes 2,221,802 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (3) above).
(6)	Includes 50,000 shares of common stock that vest quarterly from
        October 1, 2001 to January 1, 2003.
(7)	Includes 10,000 shares of common stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share.
(8)	Includes 20,000 shares of common stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share.



(C)   Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.



Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
In September 1998, the Company borrowed $1,000,000 from Nanna Corp., a company owned 100% by Todd Axelrod, the primary stockholder and President of the Company, and his wife, Pamela. Nanna Corp. has since dissolved; as a result, the note was transferred to Mr. Axelrod in March 1999. The note is due April 30, 2002, with monthly interest payments at a rate of 8%. Interest expense on the related party note was $81,333 and $80,923 during fiscal year 2001 and 2000, respectively. The proceeds from this loan were utilized by the Company
to reduce its outstanding bank line of credit.   The Company has also borrowed
funds from Mr. Axelrod, from time to time during the fiscal year 2001 and 2000. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit which is 7% as of September 30, 2001. The balance of the funds borrowed was $1,385,240 and $801,890 as of September 30, 2001 and September 30, 2000, respectively. Mr. Axelrod has, to the extent of his reasonable ability to do so, committed to continue funding or guarantee additional debt, should it be required, through September 30, 2002. Interest expense on this related party note was $87,272 and $27,083 during fiscal year 2001 and 2000, respectively. The funds were used to supplement operating activities.

In November 2000, Todd Axelrod acquired 157 documents from the Company for his personal use. The Company's cost of the documents amounted to $140,131. The Company obtained an outside specialist to perform an independent appraisal of the documents involved. The amount of the appraisal $152,500, was used to reduce debt owing Mr. Axelrod by the Company, and the Company recorded a gain on the inventory sold as a capital contribution to the Company. The Company also purchased three documents from Mr. Axelrod for a cost to the Company of $12,000, which was less than their appraised value of $18,000. In addition to reducing the Company's debt to Mr. Axelrod, this transaction also reduced its framed document inventory that was produced for the gallery operations that have since been discontinued. The majority of the Company's sales in its auction operation are unframed documents.







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


Dated: December 21, 2001


                                  GALLERY OF HISTORY, INC.

                                  By:/s/ Todd M. Axelrod

                                     Todd M. Axelrod,
                                     Chairman and President


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                              Date
---------                    -----                              ----

/s/ Todd M. Axelrod      President and                    December 21, 2001
Todd M. Axelrod          Chairman of the
                         Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant              December 21, 2001
Rod Lynam                Secretary and Director
                         (Principal Financial and
                         Accounting Officer)


/s/ Pamela Axelrod       Executive Vice President         December 21, 2001
Pamela Axelrod           and Director



/s/ Bernard Duke         Director                         December 21, 2001
Bernard Duke



/s/ Barry Fink           Director                         December 21, 2001
Barry Fink