Form 10QSB
period 2001-12-31
GALLERY OF HISTORY INC
filed 2002-02-14
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB



   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended   December 31, 2001


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



The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of February 1, 2002.




                      Part 1  -  FINANCIAL INFORMATION
                      --------------------------------

               GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                         DECEMBER 31,    SEPTEMBER 30,
                                             2001           2001
                                          UNAUDITED
                                         -----------     ------------
               ASSETS
Cash                                     $     2,567     $     7,957
Accounts receivable                           17,558          32,260
Prepaid expenses                              83,316          46,792
Documents owned                            6,786,719       6,773,133
Land and building-net                      1,265,859       1,278,485
Property and equipment-net                   434,602         473,161
Other assets                                 122,059         123,792
                                          ----------      ----------
TOTAL ASSETS                             $ 8,712,680     $ 8,735,580

                                          ==========      ==========



            LIABILITIES
Accounts payable                         $   108,727     $    58,398
Notes payable                              1,667,565       1,619,991
Indebtedness to related parties            2,492,721       2,385,239
Deposits                                       9,523          10,253
Accrued and other liabilities                170,760         164,193
                                          ----------      ----------
TOTAL LIABILITIES                          4,449,296       4,238,074
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued
  and outstanding                              5,968           5,968
Additional paid-in-capital                 9,848,905       9,813,072
Deferred compensation                        (64,238)        (85,830)
Accumulated deficit                       (2,518,580)     (2,227,033)
Common stock in treasury (6,309,324
   shares), at cost                       (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 4,263,384       4,497,506
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,712,680     $ 8,735,580
                                          ==========      ==========


See the accompanying notes to consolidated financial statements.





              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
__________________________________________________________________________

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 2001           2000
                                              ---------      ---------
REVENUES                                      $ 292,760      $ 312,386

COST OF REVENUES                                155,326        141,771
                                               --------       --------
GROSS PROFIT                                    137,434        170,615
                                               --------       --------

OPERATING EXPENSES:
  Selling, general and administrative           294,142        350,777
  Depreciation                                   39,187         43,732
  Advertising                                     3,789          8,639
  Maintenance and repairs                        24,169          9,046
                                               --------       --------
TOTAL OPERATING EXPENSES                        361,287        412,194
                                               --------       --------

OPERATING LOSS                                 (223,853)      (241,579)
                                               --------       --------

OTHER INCOME (EXPENSE):
  Interest expense                              (80,718)       (81,406)
  Other                                          13,024         49,230
                                               --------       --------
TOTAL OTHER INCOME (EXPENSE)                    (67,694)       (32,176)
                                               --------       --------

LOSS BEFORE INCOME TAXES                       (291,547)      (273,755)

PROVISION FOR INCOME TAXES                         --             --
                                               --------       --------

NET LOSS                                      $(291,547)     $(273,755)
                                               ========       ========



LOSS PER SHARE:
  Basic                                           $(.05)         $(.05)
                                                   ====           ====
  Diluted                                         $(.05)         $(.05)
                                                   ====           ====




   See the accompanying notes to consolidated financial statements.





                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                           THREE MONTHS ENDED DECEMBER 31,
                                                 2001           2000
                                               --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(291,547)     $(273,755)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               52,366         56,693
     Loss on disposal of property                  --            1,520
     Common stock issued for services            57,425         39,452
     (Increase) decrease in:
       Accounts receivable                       14,702         53,000
       Prepaid expenses                         (36,524)       (25,839)
       Documents owned                          (13,586)        33,759
       Other assets                               1,733          2,810
     (Decrease) increase in:
       Accounts payable                          50,329         32,393
       Deposits                                    (730)        (1,197)
       Accrued and other liabilities              6,567         10,030
                                               --------       --------
Net cash used for operating activities         (159,265)       (71,134)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (1,181)       (22,512)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from credit
    facilities and related parties              155,056         76,259
                                               --------       --------

NET DECREASE IN CASH                             (5,390)       (17,387)

CASH, BEGINNING OF PERIOD                         7,957         30,138
                                               --------       --------
CASH, END OF PERIOD                           $   2,567      $  12,751
                                               ========       ========




SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the three month period ended December 31, 2000:
  (1) Documents with a net cost of $128,131 were exchanged for a reduction in related party debt of $143,578.




See the accompanying notes to consolidated financial statements.




                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three Month Period Ended December 31, 2001 and 2000
_____________________________________________________________________________

     1)  Summary of Significant Accounting Policies
The consolidated financial statements included herein have been prepared by Gallery of History, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

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

     4)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the weighted average number of shares outstanding for the quarter periods ended December 31, 2001 and 2000 were 5,584,318 and 5,550,983, respectively. Because of the Company's loss, no potential dilution has been considered; therefore the weighted average number of shares for diluted earnings per share is the same as the basic earnings per share.

     5)  Restricted Common Stock
In April 2000, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of December 31, 2001, 58,333 shares have vested and the remaining 41,667 shares are restricted. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's Balance Sheet. Additionally, $64,238 of deferred compensation was recorded to reflect the unvested balance of the shares as of December 31, 2001.






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

Negative cash flows from operating activities related primarily due to the net operating loss incurred in the first three month period of fiscal 2002. Prepaid expenses increased due to prepayment of audit fees. In addition, document inventory purchases increased due to the availability of some appealing documents to enhance the Company's inventory. Document purchases totaled approximately $87,000 for the three month period ended December 31, 2002. Offsetting the decrease in cash from operating activities was an increase in account payable resulting from the billings of document purchases not yet due.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of August 2, 2002. Loans under the line are secured by the Company's inventory. As of December 31, 2001, the Company had available $10,000 under this line of credit. In March 1999, the Company borrowed $1,000,000 from Mr. Axelrod. This note is due April 30, 2002, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed additional funds during the period, when necessary, from Mr. Axelrod. The Company pays the same interest rate as its bank revolving line of credit and has an outstanding balance of $1,492,721 as of December 31, 2001 on these additional borrowed funds.

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

The Company believes that its current cash and working capital requirements will be met by appropriately managing the timing and amount of new document acquisitions, generating revenues from its operations, drawing amounts available under its existing line of credit facilities, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Todd Axelrod, as required. Mr. Axelrod has, to the extent of his reasonable ability to do so, committed to continue funding or guarantee additional debt, should it be required, through September 30, 2002.



Results of Operations
---------------------

Document revenues decreased 6% comparing December 31, 2001 to
December 31, 2000 Auction revenues decreased 25% comparing the three month periods, however retail revenues from the Company's headquarters increased 115% comparing the periods. Retail revenues amounted to 31% of total revenues for the period ended December 31, 2001 compared to 13% of total revenues for the period ended December 31, 2000. The decrease in total revenues can be attributed to increased competition in the auction market and the economy slowdown in general. The average number of winning bidders decreased 15% comparing the two auctions in the quarter ended December 31, 2001 to that of 2000. The number of units sold decreased 14% comparing the two periods. The increase in retail revenues generated can be attributed to the increased exposure on the internet.

Total cost of revenues increased to 53% of revenues for the quarter ended December 31, 2001 compared to 45% of revenues for the quarter ended December 31, 2000. Document costs increased 20% comparing the two quarter periods and were 25% of revenues for the quarter period in 2001, compared to 20% of revenues for the quarter period in 2000. The increase in cost can be attributed to lower average sales pricing in the current quarter. Cost of catalogs increased 2% comparing the quarters to 28% of revenues for the quarter ended December 31, 2001 compared to 26% of revenues for the December 2000 quarter. Comparing the two quarter periods, the cost of catalogs remained approximately the same, however, the cost of mailing increased by 15%.

Total operating expenses decreased 12% for the three month period ended December 31, 2001 compared to the quarter ended December 31, 2000. Selling, general and administrative expenses decreased 16% comparing the quarter periods. The reduction was largely due to a decrease in salaries and associated payroll taxes that was 37% lower comparing the quarters. The principal owners of the Company have temporarily discontinued taking compensation to assist the Company with cash flows. Depreciation decreased 10% to 13% of revenues for the quarter ended December 31, 2001 compared to 14% of revenues for the quarter ended December 31, 2000. The decrease is due to assets becoming fully depreciated in the current quarter. Advertising expense decreased 56% comparing the quarter periods to 1% of revenues for 2001 compared to 3% of revenues in 2000. This decrease is a result of a new contract with a major advertiser of the Company. Maintenance and repair expenses increased to 8% of revenues in the quarter ended December 31, 2001 compared to 3% of revenues in the previous year quarter. The increase is a result of the Company's expenditure for a software consultant to maintain its auction and inventory software programs.

Interest expense decreased 1% comparing the quarter periods mainly due to lower interest rates. Other income is largely the result of the rental operation for the Company's headquarters building. The amount in the prior quarter period included a lease buyout option that was exercised.






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




                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)




Date   February 14, 2002             /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date   February 14, 2002             /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)