Form 10QSB
period 2002-03-31
GALLERY OF HISTORY INC
filed 2002-05-14
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB




    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended   March 31, 2002


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



The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of May 1, 2002.




                       Part 1  -  FINANCIAL INFORMATION


                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                        CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                           MARCH 31,    SEPTEMBER 30,
                                             2002           2001
                                          UNAUDITED
                                         -----------     ------------
               ASSETS
Cash                                     $    11,890     $     7,957
Accounts receivable                              451          32,260
Prepaid expenses                              84,624          46,792
Documents owned                            6,725,080       6,773,133
Land and building-net                      1,253,268       1,278,485
Property and equipment-net                   395,677         473,161
Other assets                                 122,175         123,792
                                          ----------      ----------
TOTAL ASSETS                             $ 8,593,165     $ 8,735,580
                                          ==========      ==========




            LIABILITIES
Accounts payable                         $    60,966     $    58,398
Notes payable                              1,594,357       1,619,991
Indebtedness to related parties            2,711,491       2,385,239
Deposits                                      10,952          10,253
Accrued and other liabilities                177,420         164,193
                                          ----------      ----------
TOTAL LIABILITIES                          4,555,186       4,238,074
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,901,905       9,813,072
Deferred compensation                        (53,425)        (85,830)
Accumulated deficit                       (2,807,798)     (2,227,033)
Common stock in treasury (6,309,324
   shares), at cost                       (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 4,037,979       4,497,506
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,593,165     $ 8,735,580
                                          ==========      ==========


See the accompanying notes to consolidated financial statements.



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                   MARCH 31,                   MARCH 31,
                               2002        2001            2002        2001
                             --------    --------        --------   ---------

REVENUES                    $ 275,798   $ 323,255       $ 568,558   $ 635,641

COST OF REVENUES              121,158     154,979         276,484     296,750
                             --------    --------        --------    --------
GROSS PROFIT                  154,640     168,276         292,074     338,891
                             --------    --------        --------    --------

OPERATING EXPENSES:
 Selling, general and
  administrative              303,243     355,431         597,385     706,208
 Depreciation                  38,331      36,707          77,518      80,439
 Advertising                    5,759       8,802           9,548      17,441
 Maintenance & repairs         26,143       8,605          50,312      17,651
                             --------    --------        --------    --------
TOTAL OPERATING EXPENSES      373,476     409,545         734,763     821,739
                             --------    --------        --------    --------

OPERATING LOSS               (218,836)   (241,269)       (442,689)   (482,848)
                             --------    --------        --------    --------

OTHER INCOME (EXPENSE)
 Interest expense             (80,362)    (80,290)       (161,080)   (161,696)
 Building rental operations    10,019      10,871          20,303      61,593
 Net gain (loss)on disposal
   of assets                      (42)     22,294             (42)     20,774
 Other                              3          19           2,743          47
                             --------    --------        --------    --------
TOTAL OTHER EXPENSE           (70,382)    (47,106)       (138,076)    (79,282)
                             --------    --------        --------    --------

LOSS BEFORE INCOME TAXES     (289,218)   (288,375)       (580,765)   (562,130)

PROVISION FOR INCOME TAX         --          --               --         --

NET LOSS                    $(289,218)  $(288,375)      $(580,765)  $(562,130)
                             ========    ========        ========    ========



LOSS PER SHARE:
  Basic                         $(.05)      $(.05)          $(.10)      $(.10)
                                 ====        ====            ====        ====
  Diluted                       $(.05)      $(.05)          $(.10)      $(.10)
                                 ====        ====            ====        ====



See the accompanying notes to consolidated financial statements.


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                              SIX MONTHS ENDED MARCH 31,
                                                 2002           2001
                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(580,765)     $(562,130)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization              103,839        106,360
     (Gain) loss on disposal of property             42        (20,773)
     Common stock issued for services           121,238         72,520
     (Increase) decrease in:
       Accounts receivable                       31,809         44,431
       Prepaid expenses                         (37,832)       (15,849)
       Documents owned                           48,053        108,457
       Other assets                               1,617          3,573
     (Decrease) increase in:
       Accounts payable                           2,568         (8,038)
       Deposits                                     699          1,001
       Accrued and other liabilities             13,227         26,077
                                               --------       --------
Net cash used for operating activities         (295,505)      (244,371)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (1,180)       (40,594)
  Proceeds from sale of property                   --           23,094
                                               --------       --------
Net cash used for investing activities           (1,180)       (17,500)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from credit
    facilities and related parties              300,618        239,209
                                               --------       --------

NET INCREASE (DECREASE) IN CASH                   3,933        (22,662)
CASH, BEGINNING OF PERIOD                         7,957         30,138
                                               --------       --------
CASH, END OF PERIOD                           $  11,890      $   7,476
                                               ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest          $ 161,080      $ 161,696
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




                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Six Month Period Ended March 31, 2002 and 2001
_____________________________________________________________________________

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

     3)  Earnings per Share
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the weighted average number of shares outstanding for the quarter periods ended March 31, 2002 and 2001 were 5,592,651 and 5,559,318, respectively; and for the six month period ended March 31, 2002 and 2001 the weighted average number of shares outstanding were 5,588,439 and 5,559,318, respectively. Because of the Company's loss, no potential dilution has been considered; therefore the weighted average number of shares for diluted earnings per share is the same as the basic earnings per share.

     4)  Restricted Common Stock
In April 2000, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of March 31, 2002, 66,667 shares have vested and the remaining 33,333 shares are restricted. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's Balance Sheet. Additionally, $53,425 of deferred compensation was recorded to reflect the unvested balance of the shares as of March 31, 2002.






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

The negative cash flows from operations incurred in the first six months of fiscal 2002 were primarily due to the net operating loss. Prepaid expenses increased due to prepayment of insurances and May's catalog costs. Accounts Receivable decreased due to the timing of the Company's last auction. Document inventory purchases decreased due to the constraints on the Company's cash flow.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of August 2, 2002. Loans under the line are secured by the Company's inventory. As of March 31, 2002, the Company had available $65,000 under this line of credit. In March 1999, the Company borrowed $1,000,000 from Mr. Axelrod with interest payments paid monthly at a rate of 8% and a due date that has been extended to April 30, 2003. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed additional funds during the period, when necessary, from Mr. Axelrod. The Company pays the same interest rate as Mr. Axelrod's bank line of credit which is 1% over the prime rate. The outstanding balance was $1,711,491 as of March 31, 2002 on these additional borrowed funds.

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






Results of Operations
---------------------

Total revenues decreased 15% and 11% for the three and six month periods ended March 31, 2002 from the corresponding prior years periods, respectively. The decrease was primarily attributable to a decrease in auction revenues resulting from continued weakness in the economy and auction markets. Auction revenues decreased 8% comparing the quarter periods and 17% comparing the six month periods. The average number of winning bidders in the four auctions held in each of the six month periods decreased 12%, however the average number of documents sold remained the same in both six month periods. The average sales price declined to $724 in the four auctions held in 2002 compared to $873 in the four auctions held in 2001. Although documents revenues generated from the Company's headquarters operation decreased 38% comparing the quarter periods ended March 31, 2002 to 2001, they had increased 20% in fiscal 2002 comparing the six month periods. The headquarters' revenues amounted to 23% of total revenues for the six month period ended March 31, 2002 compared to 17% of total revenues for the six month period in 2001. The increase in retail revenues generated can be attributed to the increased exposure on the internet and follow-up sales from the auctions.

Total cost of revenues as a percentage of total revenues decreased to 44% for the quarter ended March 31, 2002 compared to 48% of revenues for the quarter ended March 31, 2001. However, total cost of revenues increased to 49% of revenues for the six month period ended March 31, 2002 compared to 47% of revenues for the corresponding prior year period. Because of the lower average sale price incurred in 2002, document cost increased 2% comparing the quarter periods to 27% of total revenues for the quarter ended March 31, 2002 compared to 22% for the quarter ended March 31, 2001. For the six month periods, document cost increased 10% to 26% of revenues in 2002 compared to 22% of revenues in 2001. Beginning with the January 2002 auction, the Company had decided to cut its catalog costs with a less expensive catalog layout and to cut mailing units. Cost of catalogs decreased 43% comparing the quarter periods to 17% of revenues for the quarter ended in 2002 from 26% of revenues for the 2001 quarter. Cost of catalogs decreased 20% comparing the six month periods to 23% of revenues for the six month period in 2002 compared to 26% for the six month period in 2001. Comparing the two six month periods, the Company has decreased the catalog printing cost by 21% and decreased mailing cost by 20%.

Total operating expenses decreased 9% and 11% for the three and six month periods ended March 31, 2002 from the corresponding prior year periods. The decrease resulted primarily in selling, general and administrative expenses that decreased 15% in both the three and six month period compared to the previous year periods. The decrease in selling, general and administrative expenses was largely due to reduced compensation expenses that decreased 39% comparing the three month periods and 38% comparing the six month periods. The principal owners of the Company have temporarily discontinued taking compensation to assist the Company with cash flows. This decrease was partially offset by an increase in consultant fees incurred as discussed in footnote 4. Depreciation increased 4% for the quarter ended March 31, 2002 compared to prior year quarter. This was a result of software development being recorded after the quarter ended March 31, 2001. Depreciation decreased 4% comparing the six month period ended March 31, 2002 to the prior year six month period. This was a result of assets becoming fully depreciated. Advertising expense decreased 35% and 45% for the three and six month periods ended March 31, 2002 from the corresponding prior year periods. This decrease is a result of a new contract with a major advertiser of the Company and a reduction in other advertising avenues the Company had previously employed. Maintenance and repair expenses increased to 9% of total revenues for both the three and six month periods ended March 31, 2002 compared to 3%for both the three and six month periods ended March 31, 2001. The increase is a result of the Company's expenditure for a software consultant to maintain its auction and inventory software programs.

Interest expense remained constant comparing the three and six month period. Although the Company had increased its outstanding loan balances, the interest rates have decreased. Included in selling, general and administrative expense is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's operations. The remaining building operating expenses offset by the rental revenues realized are included in other income and expense. The amount in the prior six month period included a lease buyout option that was exercised in the amount of $40,000.







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


                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)


Date   May 14, 2002                  /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)


Date   May 14, 2002                  /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)