Form 10QSB
period 2002-06-30
GALLERY OF HISTORY INC
filed 2002-08-13
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the quarterly period ended   June 30, 2002


    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from                  to                 .




                         Commission file number  0-13757



                            GALLERY OF HISTORY, INC.
                            ------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)



              Nevada                                          88-0176525
            ----------                                        ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



3601 West Sahara Avenue, Las Vegas, Nevada                    89102-5822
------------------------------------------                    ----------
(Address of principal executive offices)                      (Zip Code)



                  Issuer's telephone number:   (702) 364-1000



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   [X]  Yes      [ ]   No


The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of August 1, 2002.




                   Part 1  -  FINANCIAL INFORMATION


             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                            JUNE 30,     SEPTEMBER 30,
                                              2002           2001
                                           UNAUDITED
                                          -----------    ------------
               ASSETS
Cash                                     $    61,563     $     7,957
Accounts receivable                             ---           32,260
Prepaid expenses                              45,268          46,792
Documents owned                            6,563,621       6,773,133
Land and building-net                      1,240,750       1,278,485
Property and equipment-net                   357,509         473,161
Other assets                                 119,751         123,792
                                          ----------      ----------
TOTAL ASSETS                             $ 8,388,462     $ 8,735,580
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $    38,737     $    58,398
Notes payable                              1,541,502       1,619,991
Indebtedness to officer/stockholder        2,790,924       2,385,239
Deposits                                      13,545          10,253
Accrued and other liabilities                183,451         164,193
                                          ----------      ----------
TOTAL LIABILITIES                          4,568,159       4,238,074
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,870,655       9,813,072
Deferred compensation                        (25,438)        (85,830)
Accumulated stock-based deficit           (3,022,211)     (2,227,033)
Common stock in treasury (6,309,324
   shares), at cost                       (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 3,820,303       4,497,506
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,388,462     $ 8,735,580
                                          ==========      ==========



See the accompanying notes to consolidated financial statements.
----------------------------------------------------------------




              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________

                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                   JUNE 30,                     JUNE 30,
                               2002        2001             2002        2001
                             --------    --------         --------   ---------

REVENUES                    $ 386,877   $ 319,246       $  970,384  $  954,886

COST OF REVENUES              215,217     169,830          506,651     466,579
                             --------    --------        ---------   ---------
GROSS PROFIT                  171,660     149,416          463,733     488,307
                             --------    --------        ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              242,954     350,038          840,339   1,056,245
 Depreciation                  37,783      39,301          115,301     119,740
 Advertising                    6,143       6,767           15,691      24,208
 Maintenance & repairs         25,270       3,890           75,582      21,541
                             --------    --------        ---------   ---------
TOTAL OPERATING EXPENSES      312,150     399,996        1,046,913   1,221,734
                             --------    --------        ---------   ---------

OPERATING LOSS               (140,490)   (250,580)        (583,180)   (733,427)
                             --------    --------        ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense             (83,154)    (82,503)        (244,234)   (244,200)
 Building rental operations     8,810      11,630           29,113      33,224
 Other                            421          10            3,123      60,830
                             --------    --------        ---------   ---------
TOTAL OTHER EXPENSE           (73,923)    (70,863)        (211,998)   (150,146)
                             --------    --------        ---------   ---------

NET LOSS                    $(214,413)  $(321,443)      $ (795,178) $ (883,573)
                             ========    ========        =========   =========



LOSS PER SHARE:
  Basic                         $(.04)      $(.06)           $(.14)      $(.16)
                                 ====        ====             ====        ====

  Diluted                       $(.04)      $(.06)           $(.14)      $(.16)
                                 ====        ====             ====        ====





See the accompanying notes to consolidated financial statements.
----------------------------------------------------------------



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                              NINE MONTHS ENDED JUNE 30,
                                                 2002           2001
                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(795,178)     $(883,573)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization              154,525        158,688
     (Gain) loss on disposal of property             42        (20,773)
     Common stock issued for services           117,975         99,070
     (Increase) decrease in:
       Accounts receivable                       32,260         37,279
       Prepaid expenses                           1,524            923
       Documents owned                          209,512        153,944
       Other assets                               4,041          3,413
     (Decrease) increase in:
       Accounts payable                         (19,661)        (5,062)
       Deposits                                   3,292          1,105
       Accrued and other liabilities             19,258         40,210
                                               --------       --------
Net cash used for operating activities         (272,410)      (414,776)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (1,180)       (66,097)
  Proceeds from sale of property                   --           23,094
                                               --------       --------
Net cash used for investing activities           (1,180)       (43,003)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from credit facilities               293,000        460,000
  Repayments of credit facilities              (371,490)      (458,870)
  Proceeds from officer/stockholder loans       436,500        544,000
  Repayment of officer/stockholder loans        (30,814)       (14,851)
                                               --------       --------
Net cash from financing activities              327,196        530,279
                                               --------       --------
NET INCREASE IN CASH                             53,606         72,500
CASH, BEGINNING OF PERIOD                         7,957         30,138
                                               --------       --------
CASH, END OF PERIOD                           $  61,563      $ 102,638
                                               ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest          $ 234,400      $ 241,993


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
For the six month period ended March 31, 2001:
  (1) Documents with a net cost of $128,131 were exchanged for a reduction in related party debt of $143,578.

See the accompanying notes to consolidated financial statements.
----------------------------------------------------------------



                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Nine Month Period Ended June 30, 2002 and 2001
_____________________________________________________________________________

     1)  Summary of Significant Accounting Policies
         ------------------------------------------
The consolidated financial statements as of June 30, 2002 and for the periods ended June 30, 2002 and 2001, included herein have been prepared by Gallery of History, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements are read in conjunction with the audited financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-KSB, from which the September 30, 2001 balance sheet information is derived.

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

     3)  Earnings per Share
         ------------------
The computation of earnings or loss per share is based on the weighted average number of shares of common stock outstanding and stock options granted that are outstanding, if applicable. To derive basic earnings per share, the weighted average number of shares outstanding for the quarter periods ended June 30, 2002 and 2001 were 5,600,984 and 5,567,651, respectively; and for the nine month period ended June 30, 2002 and 2001 the weighted average number of shares outstanding were 5,592,621 and 5,559,286, respectively. Because of the Company's loss, no potential dilution has been considered; therefore the weighted average number of shares for diluted earnings per share is the same as the basic earnings per share.

     4)  Restricted Common Stock
         -----------------------
In April 2000, the Company entered into a consultant agreement with an expert investment banker and money manager. As compensation for the consulting services rendered, the Company has issued 100,000 restricted shares of its common stock which will vest over the three year term of the agreement. As of June 30, 2002, 75,000 shares have vested and the remaining 25,000 shares are restricted. The total 100,000 shares have been included in the Common Stock Issued and Outstanding presented in the Company's Balance Sheet. Additionally, $25,438 of deferred compensation was recorded to reflect the unvested balance of the shares as of June 30, 2002.



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

The negative cash flows from operations incurred in the first nine months of fiscal 2002 were primarily due to the net operating loss. Due to the negative cash flow from operations, the Company has curtailed purchases of document inventory and capital expenditures. The Company incurred an increase in accrued liabilities that was offset by a decrease in accounts payable. There were no outstanding trade receivables as of June 30, 2002.

The Company has available a line of credit from its bank in the amount of $100,000 at an interest rate of 1.5% over the prime rate with a maturity date of August 15, 2003. Loans under the line are secured by the Company's inventory. As of June 30, 2002, the Company had the entire $100,000 available under this line of credit. In March 1999, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod, with interest payments paid monthly at a rate of 8% and a due date that has been extended to April 30, 2003. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed additional funds during the period, when necessary, from Mr. Axelrod. The Company pays the same interest rate as Mr. Axelrod's bank line of credit that is 1% over the prime rate. The outstanding balance was $1,790,924 as of June 30, 2002 on these additional borrowed funds.

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

The Company believes that its current cash and working capital requirements will be met by appropriately managing the timing and amount of new document acquisitions, generating revenues from its operations, drawing amounts available under its existing line of credit facilities, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Todd Axelrod, as required. Mr. Axelrod has, to the extent of his reasonable ability to do so, committed to continue funding or guarantee additional debt, should it be required, through the fiscal year.






Results of Operations
---------------------

Total revenues increased 21% comparing the quarter periods ended
June 30, 2002 to June 30, 2001 resulting in a 2% increase comparing the nine month periods. The increase was primarily attributable to the Company investigating other avenues of marketing its documents. In May 2002, the Company consigned document inventory to external auctions venues; of the 121 documents consigned, 58% were sold. This generated 49% of the total current quarter revenues. Revenues generated from the Company's catalog auctions decrease 54% and 30% for the three and nine month periods ended June 30, 2002, from the corresponding prior years periods, respectively. The decrease was a result from continued weakness in the economy and catalog auction markets. The average number of winning bidders in the six auctions held in each of the nine month periods decreased 25% and the average number of documents sold decreased 17%. The average sales price declined to $1,540 in the six auctions held in 2002 compared to $1,661 in the six auctions held in 2001. Documents revenues generated from the Company's headquarters operation increased 65% comparing the quarter periods ended June 30, 2002 to 2001, and they increased 31% in fiscal 2002 comparing the nine month periods. The increase in retail revenues generated can be attributed to the increased exposure on the internet and follow-up sales from the Company's auctions. Of the headquarters retail revenues generated, 39% resulted from the Company's web site during the quarter ended June 30, 2002 which was 6% of total quarter revenues. For the nine month period ended June 30, 2002, the retail web site amounted to 22% of the headquarters retail revenues which was 4% of total revenues.

Total cost of revenues increased to 56% as a percentage of total revenues for the quarter ended June 30, 2002 compared to 53% of revenues for the quarter ended June 30, 2001. Total cost of revenues increased to 52% of revenues for the nine month period ended June 30, 2002 compared to 49% of revenues for the corresponding prior year period. Document costs increased to 46% of total revenues in the current quarter period compared to 27% of revenues in the prior quarter period. The costs increased to 34% of revenues for the current nine month period compared to 24% of revenues in the previous year period. The increase in document costs was a result of sales price reductions. In addition, the Company has less control of the minimum selling prices of documents consigned to other auctions. Offsetting the rise in document cost of revenues, catalog costs decreased 58% to 9% of total revenues for the quarter ended June 30, 2002 compared to 26% of revenues for the quarter ended June 30, 2001. Catalog cost decreased 33% for the nine month period ended June 30, 2002 to 17% of total revenues compared to 26% of revenues in the prior year period. The decrease is attributed to a less expensive catalog layout and a cut in mailing units.

Total operating expenses decreased 22% and 14% for the three and nine month periods ended June 30, 2002 from the corresponding prior year periods, respectively. The decrease resulted primarily in selling, general and administrative expenses that decreased 31% comparing the three month periods and 20% comparing the nine month periods. The decrease in selling, general and administrative expenses was largely due to reduced compensation expenses and related tax expenses that decreased 43% comparing the three month periods and 40% comparing the nine month periods. The principal owners of the Company have temporarily discontinued taking compensation to assist the Company with cash flows. In addition, because of the Company's stock price fluctuation in valuing consultant fees incurred, as discussed in footnote 4, professional fees decreased 26% comparing the quarter periods and 38% comparing the nine month periods. Depreciation decreased 4% for both the quarter and nine month period ended June 30, 2002 compared to prior year periods. This was a result of assets becoming fully depreciated. Advertising expense decreased 9% and 35% for the three and nine month periods ended June 30, 2002 from the corresponding prior year periods. This decrease is a result of a new contract with a major advertiser of the Company and a reduction in other advertising avenues the Company had previously employed. Maintenance and repair expenses increased to 6% of total revenues for the current quarter compared to 1% of total revenues of the prior year quarter and 8% of revenues for the current nine month period compared to 2% for the prior your nine month period. The increase is a result of the Company's expenditure for a software consultant to maintain its auction, web site and inventory software programs.

Interest expense remained constant comparing the three and nine month period. Although the Company had increased its outstanding loan balances, the interest rates have decreased. Included in selling, general and administrative expense is 50% of the operating cost to maintain the headquarters building. This percentage is the approximate percentage of leasable space of the building occupied by the Company's operations. The remaining building operating expenses offset by the rental revenues realized are included in other income and expense. Other income in the prior nine month period included a lease buyout option that was exercised in the amount of $40,000 and a gain on disposal of assets of $22,294.

The Company's effective tax rate differs from the federal statutory rate due to a 100% valuation allowance effectively provided for any tax benefits that may result from net operating losses incurred, because the Company estimates that it is more likely than not that its deferred tax assets will not be realized.






                          Part II - Other Information


Item 1-5.	None.

Item 6.		Exhibits and Reports on Form 8-K.
                ---------------------------------
                (a)  Exhibits.
                       Exhibit 99 Certification Pursuant to 18 U.S.C.
                       Section 1350, as Adopted Pursuant to Section 906 of the Sarbanex-Oxley Act of 2002

                (b)  Reports on Form 8-K.
                       Form 8-K was filed with the Securities and Exchange Commission on May 20, 2002. The filing was made to report the Company's termination of its certifying accountants. On June 28, 2002, the Company filed Form 8-K to report the engagement of Piercy, Taylor & Kern as the new independent accountants.






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






                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)




Date   August 13, 2002                /s  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)



Date   August 13, 2002                /s  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)