Form 10KSB
period 2002-09-30
GALLERY OF HISTORY INC
filed 2002-12-30
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2002

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

Issuer's revenues for the most recent fiscal year:   $1,246,716

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,344,950 shares) as of December 20, 2002 was approximately $5,245,305 based upon $3.90, the price at which the stock was sold on such date.

The Registrant had 5,625,984 shares of Common Stock outstanding as of December 20, 2002.

Documents Incorporated by Reference: None




                                     PART I


Item 1. Description of Business
        -----------------------


        Business Development
        --------------------
The Gallery of History, Inc. (hereinafter the "Registrant" or the "Company") was incorporated in the State of Nevada on November 10, 1981.

The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 181,000 different documents. Retail sales of documents are made from a gallery located at its headquarters in Las Vegas, Nevada. However, documents are largely sold through auctions conducted at the Company's headquarters location, auctions conducted by other auction establishments and sales conducted over the Company's websites.

The Company's marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase. For each of the fiscal years 2002 and 2001, the Company held eight auctions. Documents sold through the auction operation are generally sold in a raw unframed state. However, customers have an opportunity to have the Company frame the documents purchased, sometimes together with memorabilia related to the documents, or with current literature related to the signatory. All of the documents are preserved by utilizing museum quality encapsulation materials, mattings and protective coverings that are characteristically acid-free, and by other steps taken to ensure the longevity of the documents. The Company also sells a book entitled The Handbook of Historical Documents - A Guide to Owning History authored by Todd M. Axelrod, the Company's President, Chairman of the Board, and majority shareholder. Sales of the book have been immaterial to date.



Inventory of Documents Owned
----------------------------
The Company purchases documents principally at auctions and from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. These avenues of supply are likely to continue to be the Company's main sources of inventory. The Company catalogues its diverse inventory using internally developed software and a computer server network. The system allows the Company's sales staff to identify inventory held in the Company's central repository, obtain descriptions of the documents, and even obtain images of the documents to exhibit to customers.



Clientele
---------
The Company's primary marketing strategy is auctions. Historically, these auctions have been internally promoted and managed. During the last fiscal year, the Company has also started a program to consign items from its document inventory to other auction establishments. The Company participated in two such auctions in the past fiscal period and intends to expand this avenue of generating additional revenues.

The Company's other marketing strategy is its retail operation conducted through its headquarters location in Las Vegas, Nevada and retail sites on the Internet. The marketing effort is to attract persons who have not necessarily had an awareness of the existence of historical documents available for private sale.

For the year ended September 30, 2002, the Company sold approximately 2,770 documents with an average single document sales price of approximately $450.



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

In the past several years, many autograph dealers have closed their retail gallery operations and are attempting to sell their inventories through an auction format. In addition, many of the upscale malls are remerchandising for middle-market masses as the consumer looks for warehouse shopping. Since closing the Company's retail galleries several years ago, the majority of the Company's sales have been through its auction efforts at the Company's headquarters location. Thus, the Company has also strategically moved towards marketing through a mail/phone/fax/internet auction format.

When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's 183,000 document inventory would be positively affected. The Company does accept consignments for its internally promoted and managed auctions. To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the "hammer" or selling price.

There is no assurance that the Company will be able to continue to realize significant profit margins for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.



Seasonal Business
-----------------
The Company has experienced in the past a surge in November and December retail sales relating to the traditional holiday shopping season. Because the Company expects to receive less than 15% of its revenues from its gallery-retail source, the benefit from a spike in holiday shopping is expected to diminish.



Employees
---------
As of December 20, 2002, the Company had eight full-time employees, in addition to its four executive officers.




Item 2. Properties
        ----------
The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 17,992 square feet and leases or is offering to lease the remaining space to others. As of December 2, 2002, 9,931 square feet was being leased to five tenants for an aggregate monthly rental of $13,457 under leases expiring at varying times from December 2003 through October 2012. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see Note 5 to Consolidated Financial Statements.





Item 3. Legal Proceedings
        -----------------
None.





Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
On September 27, 2002, the Company held its annual meeting of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a professional corporation (PBTK), as the Company's independent auditors for the fiscal year ending September 30, 2002.

At the Meeting the following Directors were elected:

                             VOTES  CAST
                                 FOR                  WITHHELD
       NOMINEES                ELECTION              AUTHORITY
       --------                --------              ---------
Todd M. Axelrod               5,400,684                17,102
Rod Lynam                     5,395,801                21,985
Pamela Axelrod                5,417,701                    85
Bernard Duke                  5,417,784                     2
Michael Roseman               5,471,784                     2

Voting for the appointment of PBTK as the Company's independent auditors, 5,417,776 shares were in favor and 10 against.



















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


                                         Low Sale             High Sale
                                           Price                Price
                                           -----                -----

Fiscal 2001
-----------
 October 1, 2000 - December 31, 2000       $3.00                $4.00
 January 1, 2001 - March 31, 2001           3.00                 3.13
 April 1, 2001 - June 30, 2001              2.75                 8.11
 July 1, 2001 - September 30, 2001          3.00                 4.95



Fiscal 2002
-----------
 October 1, 2001 - December 31, 2001       $5.00                $7.50
 January 1, 2002 - March 31, 2002           5.25                 7.54
 April 1, 2002 - June 30, 2002              4.00                 7.38
 July 1, 2002 - September 30, 2002          4.60                 6.00


(b)	As of October 25, 2002 there were approximately 122 holders
of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent reported approximately 200 beneficial owners of the Company's common stock as of August 8, 2002.


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










Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------


        Liquidity and Capital Resources
        -------------------------------
The unique characteristic of some documents owned may become more rare with their current market value rising significantly over time. In many instances the Company has a supply of similar documents that, if marketed simultaneously, may negatively impact market value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market.

The Company has a bank line of credit in the amount of $100,000 through August 2003. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 2002, there was $50,000 drawn against this line of credit. The Company's term mortgage note was renewed in July 2002 in the amount of $1,541,389 and has a 9% interest rate and a maturity date of July 15, 2007. The note is collateralized by the Company's building. Prior to fiscal 2001, the Company borrowed $1,000,000 from its majority shareholder and president, Todd Axelrod. The note is due April 30, 2003, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal years 2002 and 2001. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit, which was 5.75% as of September 30, 2002. The balance of the funds borrowed was $1,809,133 as of September 30, 2002. The funds were used to supplement operating activities.

The Company believes that its current cash requirements will be met by appropriately managing the timing and volume of new document acquisitions and availability for sale, generating revenues from its operations, drawing amounts available under its existing line of credit facilities, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 1, 2003.

Historically, cash flow deficiencies have been funded with borrowing from Mr. Axelrod. Management believes, but there is no assurance, that the need for such borrowing should diminish and profitability and cash flows should improve with the full implementation of the Company's strategic plans.

The most critical element of management's plan to improve cash flows and operating results is a shift in importance from internally managed and promoted auctions as the Company's primary distribution channel to participation in external auctions promoted and managed by others and direct-purchase website sales. For the past few years, the Company has promoted roughly seven auctions per year and, until 2002, has not participated in external auctions. During the second half of 2002, the Company participated in two external auctions with one auction house, which were successful and accounted for approximately 20% of the Company's sales for the year. There are a number of other auctions houses that the Company intends to investigate during fiscal 2003 as well. In addition, the incremental cost of participating in external auctions is significantly less than the cost to promote additional internal events. Continued development of the Company's direct-purchase website, another lower cost distribution tool, and links to other media events with similar customer profiles is also a priority. By aggressively participating in externally managed and promoted auctions and increasing the effectiveness of its direct-purchase website, the Company expects to double the number of documents that it can market without negatively impacting the perceived rarity of its other documents. No assurance can be given that the Company will be able to accomplish the foregoing.

The Company anticipates no material commitments for capital expenditures in the near term, as the Company is not currently contemplating additional expansion. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.



Critical Accounting Policies and Practices
------------------------------------------
Revenues
--------
The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents and certain documents it may hold from time to time on consignment. Such sales totaled approximately 60% and 75% of the Company's revenues in 2002 and 2001. For each item sold through the Company's internal auctions, a 15% premium (processing fee) is charged plus a commission on consigned sales. Shipping and handling costs and related customer charges are not significant. During 2002, the Company also began selling its documents through externally managed and promoted auctions, which totaled approximately 20% of year's revenues. The outside auction operator's shares in the document's selling price (approximately 5%) and the Company records the balance as revenue. The balance of the Company's sales are from repeat customers through its corporate office and web shoppers.



Inventory of documents owned and operating cycle
------------------------------------------------
Documents owned are stated at cost on a specific-identification method, not in excess of estimated market value. Management reviews the recorded cost and estimated value of the documents owned on a regular basis (at least quarterly) to determine the adequacy of the allowance for market value declines, if any.

Management believes that the Company's inventory of documents is generally appreciating, not depreciating, in value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market. As of September 30, 2002, on an aggregate historical cost basis (not number of documents), only about one-third of the Company's documents are listed on one or more of the various distribution channels or displayed for sale. By point of reference, the aggregate cost of these actively marketed items is approximately three times the cost of documents sold during the year. As the Company's distribution channels have changed over the years and are expected to continue to change in the future (Note 10 to consolidated financial statements), the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical, for the Company to define its operating cycle and, as a result, presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

Over the past several years the cost of the Company's inventory as of its fiscal year end has ranged from its present level of approximately $6.5 million to roughly $7.2 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes. Management has no current intention of significantly changing the composition of its inventory and, as a result, the Company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.





Results of Operations
---------------------
Fiscal 2002 Compared to Fiscal 2001
-----------------------------------

Revenues increased 3% comparing the fiscal year ended September 30, 2002 to the fiscal year ended September 30, 2001. Primarily, the increase resulted from revenues generated from the Company's headquarters operation, including revenues generated through the Internet. Headquarter revenues increased 19% comparing the two fiscal years and there was a 319% increase resulting from Internet sales. Internet revenues comprised 7% of total revenues in the current year compared to 2% of total revenues in the previous year. The Company has enhanced its websites and made available a larger selection of documents that are aggressively priced to compete with the price-driven collector. The Company's catalog auction revenues decreased 29% comparing the two fiscal years. In addition to the economy slowdown in general, the Company has experienced increased competition in the auction market. The number of winning bidders decreased 11%. Although the units sold decreased only 1% comparing the two fiscal years, the average sales price dropped from $825 for fiscal 2001 to $591 for fiscal 2002.

Included in cost of revenues is the actual document cost. The cost of shipping and handling charges and related customer charges are not significant. The cost of documents sold was 34% of net revenues for fiscal 2002 compared to 32% for fiscal 2001. This increase in document cost resulted from a lower average sales price in fiscal 2002 compared to fiscal 2001.

Total selling, general and administrative expenses decreased 16% from 144% of net revenues for fiscal 2001 to 118% of net revenues for fiscal 2002. Catalog expense decreased 39% to 17% of net revenues for fiscal 2002 compared to 27% for fiscal 2001. The decrease is primarily due to the cut back in mailing units of catalogs. The average number of catalogs mailed per auction in fiscal 2002 was approximately 10,500 compared to approximately 15,000 during fiscal 2001. Other advertising expense decreased 26% comparing the fiscal years. This decrease is a result of a new contract with a major advertiser of the Company. Salaries and related payroll taxes decreased 25% to 50% of net revenues for fiscal 2002 compared to 67% for fiscal 2001. The decrease is the result of the principal owners of the Company salaries being suspended for the first three quarters of fiscal 2002. These salaries resumed in the fourth quarter 2002, however, they are being accrued and not paid to assist the Company's cash flows. Professional fees decreased 5% to 19% of net revenues for fiscal 2002 compared to 20% for fiscal 2001. The decrease is due to a reduction in fees paid to the Company's investment bankers. Maintenance and repair costs increased 103% from the prior year to 8% of net revenues for fiscal 2002 compared to 4% for fiscal 2001. The increase is due to the expenditure for maintenance of the Company's computer software programs.
Most of the Company's software programs were developed in the previous fiscal year and require ongoing maintenance and enhancements.

Also included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears fto the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included net in other income and expense. This amounted to approximately $42,000 operating profit for fiscal 2002 as compared to approximately $70,000 operating profit for fiscal 2001. The fiscal 2001 amount included proceeds of a $40,000 lease buyout option that a lessee paid the Company. Also, other income in fiscal 2001 included $22,294 resulting from a gain on disposal of assets.

Depreciation decreased 4% to 15% of net revenues for fiscal 2002 compared to 13% for fiscal 2001. The decrease is largely due to the assets becoming fully depreciated in the current period.







Item 7. Financial Statements
        --------------------


                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----

Report of Independent Auditors - September 30, 2002                   13


Report of Independent Auditors - September 30, 2001                   14

Consolidated Balance Sheets - September 30, 2002 and 2001             15

Consolidated Statements of Operations for the years ended
September 30, 2002 and 2001                                           16

Consolidated Statements of Stockholders' Equity for the
years ended September 30, 2002 and 2001                               17

Consolidated Statements of Cash Flows for the years
ended September 30, 2002 and 2001                                     18

Notes to Consolidated Financial Statements                            19



                          REPORT OF INDEPENDENT AUDITORS
                          ------------------------------


To the Board of Directors and Stockholders of Gallery of History, Inc.:


We have audited the accompanying consolidated balance sheet of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. The financial statements of the Company as of September 30, 2001 and for the year then ended have been restated as described in Note 12. Prior to restatement, these financial statements were audited by other auditors who expressed an unqualified opinion thereon in their report dated October 29, 2001, and have since ceased operations. The 2002 and 2001 financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the 2002 financial statements and on the adjustments applied to restate the 2001 financial statements, based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. It is also our opinion that the adjustments described in Note 12 that were applied to restate the 2001 financial statements are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PIERCY, BOWLER, TAYLOR & KERN
---------------------------------
Certified Public Accountants and Business Advisors, a Professional Corporation


Las Vegas, Nevada
October 25, 2002







THE FOLLOWING IS A COPY OF AN ACCOUNTANTS' REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR
ANDERSEN LLP.

WE WILL NOT BE ABLE TO OBTAIN THE WRITTEN CONSENT OF ARTHUR ANDERSEN LLP AS REQUIRED BY SECTION 7 OF THE SECURITIES ACT OF 1933 FOR ANY REGISTRATION STATEMENT WE MAY FILE IN THE FUTURE. ACCORDINGLY, INVESTORS WILL NOT BE ABLE TO SUE ARTHUR ANDERSEN LLP PURSUANT TO
SECTION 11(a)(4) OF THE SECURITIES ACT WITH RESPECT TO ANY SUCH REGISTRATION STATEMENTS AND, THEREFORE, ULTIMATE RECOVERY ON A SUCCESSFUL CLAIM MAY BE LIMITED. THE ABILITY OF INVESTORS TO RECOVER FROM ARTHUR ANDERSEN LLP MAY ALSO BE LIMITED AS A RESULT OF ARTHUR ANDERSEN LLP'S FINANCIAL CONDITION OR OTHER MATTERS RESULTING FROM THE VARIOUS CIVIL AND CRIMINAL LAWSUITS AGAINST THAT FIRM.




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

/s/ ARTHUR ANDERSEN LLP
-----------------------
Las Vegas, Nevada
October 29, 2001





GALLERY OF HISTORY, INC. AND SUBSIDIARIES
------------------------------------------
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2002 AND 2001
__________________________________________________________________

                                               2002         2001
                                               ----         ----
                                                         (Restated)
         ASSETS

Cash                                       $   12,494   $    7,957
Inventory of documents owned                6,460,125    6,773,133
Deferred tax assets                           965,267      596,906
Property and equipment, net                 1,568,553    1,751,646
Other assets                                  171,288      202,844
                                            ---------    ---------
                                           $9,177,727   $9,332,486
                                            =========    =========


       LIABILITIES

Accounts payable                           $   25,046   $   58,398
Notes payable:
  Majority shareholder                      2,809,133    2,385,239
  Other                                     1,579,514    1,619,991
Accrued and other liabilities                 281,055      174,446
                                            ---------    ---------
                                            4,694,748    4,238,074
                                            ---------    ---------

   STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  authorized, 20,000,000 shares;
  11,935,308 shares issued                      5,968        5,968
Additional paid-in-capital                  9,870,655    9,813,072
Deferred compensation                         (18,709)     (85,830)
Accumulated deficit                        (2,366,264)  (1,630,127)
Common stock in treasury,
  6,309,324 shares, at cost                (3,008,671)  (3,008,671)
                                            ---------    ---------
                                            4,482,979    5,094,412
                                            ---------    ---------
                                           $9,177,727   $9,332,486
                                            =========    =========




See notes to consolidated financial statements.
________________________________________________________________





GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
________________________________________________________________

                                               2002         2001
                                               ----         ----
                                                         (Restated)


REVENUES                                   $1,246,716   $1,219,892

COST OF REVENUES                              420,049      383,593
                                            ---------    ---------
GROSS PROFIT                                  826,667      836,299
                                            ---------    ---------

OPERATING EXPENSES
 Selling, general and administrative        1,471,868    1,749,776
 Depreciation                                 177,980      185,045
                                            ---------    ---------
                                            1,649,848    1,934,821
                                            ---------    ---------

OPERATING LOSS                               (823,181)  (1,098,522)
                                            ---------    ---------

OTHER INCOME (EXPENSE)
 Interest expense:
    Majority shareholder                     (177,512)    (168,605)
    Other                                    (149,134)    (158,307)
 Rental income, net                            42,176       69,050
 Other                                          3,153       20,836
                                            ---------    ---------
                                             (281,317)    (237,026)
                                            ---------    ---------

NET LOSS BEFORE INCOME TAX BENEFIT         (1,104,498)  (1,335,548)

INCOME TAX BENEFIT                            368,361      488,266
                                            ---------    ---------

NET LOSS                                  $(  736,137) $(  847,282)
                                            =========    =========


BASIC AND DILUTED LOSS PER SHARE                $(.13)       $(.15)
                                                 ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING         5,625,984    5,625,984
                                            =========    =========



See notes to consolidated financial statements.
________________________________________________________________





GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
______________________________________________________________________________

                    Additional                             Common
       Common Stock    Paid-in   Deferred    Accumulated  Stock in
    Shares  Par Value  Capital Compensation    Deficit    Treasury      Total
    ------  ---------  ------- ------------    -------    --------      -----

BALANCE AT 9/30/2000,
 as previously reported
  11,935,308 $5,968 $9,715,750 $(183,992)  $ (891,485) $(3,008,671) $5,637,570
Prior Period Adjustment
        --     --         --        --        108,640         --       108,640
  ----------  -----  ---------  --------      -------    ---------   ---------
BALANCE AT 9/30/2000,
 AS RESTATED
  11,935,308 $5,968 $9,715,750 $(183,992)  $ (782,845) $(3,008,671) $5,746,210

Gain on sale of inventory
 to majority stockholder
        --     --       15,447      --           --           --        15,447
Vesting of restricted stock
        --     --       81,875      --           --           --        81,875
Deferred compensation adjustment
        --     --         --      98,162         --           --        98,162
Net loss, as restated
        --     --         --        --       (847,282)        --      (847,282)
  ----------  -----  ---------  --------      -------    ---------   ---------

BALANCE AT 9/30/2001,
 AS RESTATED
  11,935,308  5,968  9,813,072   (85,830)  (1,630,127)  (3,008,671)  5,094,412


Vesting of restricted stock
        --     --       57,583      --           --           --        57,583
Deferred compensation adjustment
        --     --         --      67,121         --           --        67,121
Net loss
        --     --         --        --       (736,137)        --      (736,137)
  ----------  -----  ---------  --------      -------    ---------   ---------

BALANCE AT 9/30,2002
  11,935,308 $5,968 $9,870,655 $ (18,709) $(2,366,264) $(3,008,671) $4,482,979
  ==========  =====  =========  ========   ==========   ==========   =========




See notes to consolidated financial statements.
________________________________________________________________





GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
______________________________________________________________________

                                                  2002           2001
                                                  ----           ----

OPERATING ACTIVITIES
Net cash used in operating activities         $(357,854)     $(608,177)
                                               --------       --------



INVESTING ACTIVITIES
Purchase of property and equipment              (21,026)       (69,733)
Proceeds from sale of property and equipment       --           23,094
                                               --------       --------
Net cash used in investing activities           (21,026)       (46,639)
                                               --------       --------


FINANCING ACTIVITIES
Proceeds from borrowings:
    Majority shareholder                      $ 459,500      $ 882,566
    Other                                       433,000        627,906
Repayments of borrowings:
    Majority shareholder                        (35,606)      (155,638)
    Other                                      (473,477)      (722,199)
                                               --------       --------
Net cash provided by financing activities       383,417        632,635
                                               --------       --------


NET INCREASE (DECREASE) IN CASH                   4,537        (22,181)

CASH, BEGINNING OF YEAR                           7,957         30,138
                                               --------       --------

CASH, END OF YEAR                             $  12,494      $   7,957
                                               ========       ========













See notes to consolidated financial statements.
________________________________________________________________


GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________

1.	SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Gallery of History, Inc. and its 100%-owned subsidiaries (collectively the "Company"), acquire documents of historical or social significance and market these documents to the general public.

The Company makes available to its customers a certificate of authenticity, valid for ten years from date of purchase, for each document it sells. Under the certificate, the Company is required to refund to the customer the purchase price should any document prove to be a forgery or otherwise lack authenticity. Historically, such refunds have been insignificant. To ascertain authenticity, the Company under certain circumstances may rely upon the reputation of sellers, the history of prior ownership of such documents, and/or opinions of experts.


Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. Estimated valuation allowances for deferred tax assets (Note
7) and are subject to material changes within the next year.


Revenues - The Company recognizes revenues from document sales when title passes to the customer upon shipment. Shipping and handling costs and related customer charges are not significant.


Inventory of documents owned and operating cycle - Documents owned are stated at cost on a specific-identification method, not in excess of estimated market value. Management reviews the recorded cost and estimated value of the documents owned on a regular basis (at least quarterly) to determine the adequacy of the allowance for market valuation declines, if any.

It has been impractical for the Company to define its operating cycle and, as a result, presents its balance sheet on an unclassified basis.

The company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.


Property and Equipment - Property and equipment (Note 2) are stated at cost. Depreciation of property and equipment are provided on the straight-line method over their estimated useful lives (30 years for buildings and 3-15 years for other classifications). Depreciation expense and certain other expenses related to the Company's building, are allocated between operating and rental activities generally on a per square foot basis.

In addition to land, building and equipment, property and equipment also includes the cost to develop internal-use software and the Company's website. These costs are reviewed for possible impairment at least quarterly.


Advertising Costs - Advertising costs, $224,715 in 2002 and $360,924 in 2001, including all sales material, are generally expensed as incurred and are included in general, selling and administrative expenses. Advertising costs exclude website maintenance.


Stock-based compensation - The Company accounts for stock-based employee compensation (Note 6) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock
Issued to Employees.


Net loss per share - For 2002 and 2001, options to purchase 20,000 shares of common stock (Note 6) were excluded from the computation of diluted loss per share because inclusion would have been anti-dilutive. The computation includes 100,000 restricted common shares issued in connection with a consulting agreement (Note 9).


Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation. (See also Note 12.)




2.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 and 2001, consists of the following:
                                             2002         2001
                                             ----         ----

Land                                     $  580,000   $  580,000
Equipment and furniture                     712,985      740,948
Software                                    432,994      414,320
Office building and improvements          1,586,729    1,707,507
Construction in process                      17,000         --
                                          ---------    ---------
                                          3,329,708    3,442,775

Less accumulated depreciation            (1,761,155)  (1,691,129)
                                          ---------    ---------
                                         $1,568,553   $1,751,646
                                          =========    =========





Approximately 50% of the Company's office building is leased or is available to lease to tenants (Note 8). Property and equipment identifiable with this operation is as follows:
                                             2002         2001
                                             ----         ----
Office building                          $1,347,525   $1,414,093
Less accumulated depreciation              (780,519)    (730,266)
                                          ---------    ---------
                                         $  567,006   $  683,827
                                          =========    =========



3.	OTHER ASSETS

Other assets at September 30, 2002 and 2001, consist of the following:
                                             2002         2001
                                             ----         ----
Framing materials                          $106,407     $109,333
Prepaid expenses                             49,181       46,792
Accounts receivable                           1,777       32,260
Other                                        13,922       14,459
                                            -------      -------
                                           $171,288     $202,844
                                            =======      =======



4.	RELATED PARTY TRANSACTIONS

In November 2000, the Company's president and majority shareholder (Majority Shareholder) acquired 157 documents from the Company for his personal use at their combined appraised value. The cost of the documents when acquired by the Company was $140,131 plus framing of $3,078. The Company obtained an outside specialist to perform an independent appraisal of the documents involved. The appraised value of $152,500 plus the framing costs, were applied to reduce amounts owed to the Majority Shareholder. The Company also purchased three documents from the Majority Shareholder at a cost to the Company of $12,000. The three documents had a combined appraised value of $18,000. (See also Note 5.)



5.	NOTES PAYABLE

Notes payable consist of the following at September 30:
                                               2002        2001
                                               ----        ----
Notes payable, Majority Shareholder:
8% unsecured due on demand.                 1,000,000   1,000,000

Unsecured due on demand, interest rate
 fluctuates with the rate applicable to
 the Majority Shareholder's line of
 credit (5.75% at September 30, 2002)       1,809,133   1,385,239
                                            ---------   ---------
                                           $2,809,133  $2,385,239
                                            =========   =========


                                               2002        2001
                                               ----        ----
Notes payable, other:

9% Mortgage note payable
 July 15, 2007, collateralized
 by a  building                            $1,529,514  $1,594,991

Prime plus 1.5% revolving line of credit
 (up to $100,000) renewing August 2003,
 (6.25% at September 30, 2002),
 collateralized by documents and equipment     50,000      25,000
                                            ---------   ---------
                                           $1,579,514  $1,619,991
                                            =========   =========



6.	COMMON STOCK AND STOCK OPTIONS

A maximum of 1,100,650 shares of common stock were reserved for issuance of stock options to employees options to purchase 20,000 shares of common stock at an exercise price of $4.50 issued in prior years. The authority to issue additional options without further shareholder approval has expired. The weighted average remaining contractual life of the options is two years.

Had compensation expense for the plans been determined in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, valuing the options granted on the date of grant using the Black-Scholes option pricing method and appropriate valuation assumptions, the effect on the Company's net loss applicable to common stock and the basic and diluted loss per common share would have been insignificant.



7.	INCOME TAXES

The following summarizes the components of deferred income taxes at September 30, 2002 and 2001 (Note 12):

                                      2002         2001
                                      ----         ----
                                                (Restated)
Deferred tax assets
  Net operating losses            $1,116,439    $ 768,801
  Other                               87,635       79,552
                                   ---------     --------
                                   1,204,074      848,353

Deferred tax liabilities
  Depreciation                      (238,807)    (251,447)
                                   ---------     --------
Net deferred tax assets           $  965,267    $ 596,906
                                   =========     ========




The differences between the normal federal statutory rate of 34% applied to loss before income taxes and the Company's effective rate is:
                                           Tax                    Tax
                                  2002    rate         2001      rate
                                  ----    ----         ----      ----
                                                    (Restated)

Benefit at statutory rate     $(375,529)   34%     $(454,086)     34%
Other                             7,169   ( 2%)     ( 34,180)      3%
                               --------    ---      --------      ---
Income tax benefit            $(368,361)   32%     $(488,266)     37%
                               ========    ===      ========      ===

As of September 30, 2002, the Company had federal income tax loss carryforwards available for income tax purposes totaling $3,283,644 and expiring from 2009 to 2021.



8.	RENTAL INCOME, NET

The Company leases office space in its office building to tenants under non-cancelable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods expire from 2004 to 2013 with various renewal options. Gross rental income for the periods ended September 30, 2002 and 2001 was $124,385 and $113,299, respectively. Building operating costs, including primarily depreciation, repairs and maintenance, janitorial, utilities and property taxes, totaled $82,209 and $44,249 in 2002 and 2001, respectively.

Future minimum lease payments receivable under non-cancelable operating leases as of September 30, 2002, excluding contingent amounts applicable to reimbursable expenses, are as follows:

          2003                                    $  164,699
          2004                                       144,688
          2005                                       103,018
          2006                                        94,242
          2007                                        95,970
          Thereafter                                 500,258
                                                   ---------
          Total                                   $1,102,875
                                                   =========



9.	RESTRICTED COMMON STOCK

Prior to fiscal 2001, the Company entered into an agreement with an unrelated investment banker and money manager. As compensation for the consulting services, the Company issued 100,000 restricted shares of its common stock, which vest over the three-year term of the agreement. As of September 30, 2002, 83,334 shares have vested and the remaining 16,666 shares are restricted and $18,709 of deferred compensation remains as of September 30, 2002, presented as a deduction from stockholders' equity.



10.	MANAGEMENT'S PLANS

The Company incurred net losses of $736,137 and $847,282* and used net cash in its operations of $357,854 and $608,177, for the years ended September 30, 2002 and 2001, respectively. Accumulated deficits totaled $(2,366,264) and $(1,630,127)* as of those dates.

Historically, cash flow deficiencies have been funded with borrowings from the Majority Shareholder. Management believes, but there is no assurance, that although available, as needed, the need for such borrowing should diminish and profitability and cash flows should improve with the full implementation of the Company's strategic plans.

The most critical element of management's plan to improve its cash flows and operating results is a shift in importance from internally managed and promoted auctions as the Company's primary distribution channel to participation in external auctions promoted and managed by others and direct-purchase website sales. For the past few years, the Company has promoted roughly seven auctions per year and, until 2002, has not participated in external auctions. During the second half of 2002, the Company participated in two external auctions with one auction house, which auctions were successful and accounted for approximately 20% of the Company's sales for the year. There are a number of other auctions houses that the Company intends to investigate and possibly engage during fiscal 2003. In addition, the incremental cost of participating in external auctions is significantly less than the cost to promote additional internally produced events. Continued development of the Company's direct-purchase website, another lower cost distribution tool, and links to other media events with similar customer profiles is also a priority. By aggressively participating in externally managed and promoted auctions and increasing the effectiveness of its direct-purchase website, the Company expects to significantly increase the number of documents that it can market without adversely impacting the perceived rarity of its other documents in inventory.
In addition the Majority Shareholder has agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through October 1, 2003.

* As restated (Note 12)




11.	SUPPLEMENTAL CASH FLOWS INFORMATION

Reconciliation of net loss to net cash used in operating activities:

                                                  2002          2001
                                                  ----          ----
                                                             (Restated)

Net loss                                      $(724,553)     $(847,282)
Depreciation and amortization                   204,076        211,109
Common stock issued for services                124,704        180,037
Net loss (gain) on disposal of property              42        (20,773)
(Increase) decrease in:
    Accounts receivable                          30,483         28,128
    Deferred tax assets                        (379,945)      (488,266)
    Inventory of documents owned                313,008        274,804
    Other assets                                  1,073            (45)
Increase (decrease) in:
    Accounts payable                            (33,352)        17,012
    Accrued and other liabilities               106,610         37,099
                                               --------       --------
Net cash used in operating activities         $(357,854)     $(608,177)
                                               ========       ========

Cash paid during the year for interest        $ 324,347      $ 327,157
                                               ========       ========


Non-cash investing and financing activities for the year ended
September 30, 2001, include documents exchanged for a reduction of $155,578 (discussed in Note 4) in debt owed to the Majority
Shareholder and the sale of property in payment of other debt ($17,906).



12.	PRIOR PERIOD ADJUSTMENTS

The reported deficit at September 30, 2001 and October 1, 2000, have been retroactively restated as a result of adjustments to previously recorded valuation allowances against deferred tax assets. The effects of the restatements were to increase previously reported deferred tax assets by $596,906 as of September 30, 2001, to decrease previously reported beginning accumulated deficit (at October 1, 2000) by $108,640, and to decrease the previously reported net loss for fiscal 2001 by $488,266 ($0.09 per share), the amount of the increase in the income tax benefit for that year. The tax valuation allowance in prior years was determined to be overstated as a result of not considering unrecorded appreciation in the inventory of documents owned required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.






Item 8. 	Disagreements With Accountants on
                Accounting and Financial Disclosure
                -----------------------------------
None.















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

                                                          Has Servered
                                                          as Director
                               Position(s) with           Continuously
Name                   Age     the Company                   Since
----                   ---   -------------------------    ------------

Todd M. Axelrod        53    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           54    Treasurer/Assistant              1984
                             Secretary and Director

Pamela Axelrod         47    Executive Vice President and     1995
                             Director

Bernard Duke           75    Director                         1995

Dr. Michael Rosenman   41    Director                         2002

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

Rod Lynam has been Treasurer and Chief Financial Officer of the Company since September 1984.

Pamela Axelrod has been a Vice-President since 1995. She served as the manager of the Company's Las Vegas Fashion Show gallery, the Company's merchandise manager and co-director of sales since 1984. She has served as Editor-in-Chief of the Company's Simple & Direct auction catalog and as co-auction manager since 1996.

Bernard Duke was elected to the Company's Board of Directors in February 1998. From 1992 to 1997, Mr. Duke had been a Director, Vice President and Chief Executive Officer of TFH Publications, Inc., of Neptune City, New Jersey.
From 1984 to 1996, Mr. Duke was a Director and member of the Executive Committee of Graphic Arts Mutual Insurance Company.

Michael Rosenman, M.D., Ph.D., has been a practicing physician specializing in the field of Pediatrics since 1988. Prior to establishing private practice offices in Las Vegas in 1996, Dr. Rosenman was associated with UCLA's Department of Medicine, Division of Hematology/Oncology, and with Children's Hospital in Orange County, California. His practice employs multiple offices and physicians.




Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, during the fiscal year ended September 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.




Item 10. Executive Compensation
         ----------------------
The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2002, 2001, and 2000, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

                         SUMMARY COMPENSATION TABLE
                         --------------------------
Name and Principal          Fiscal             Annual Compensation
Position                     Year               Salary       Bonus
------------------          ------              ------       -----
Todd M. Axelrod              2002              $ 34,781    $ 6,563(1)
  President and Chief        2001               110,241     19,687(2)
  Executive Officer          2000               139,125     23,050(3)

Pamela R. Axelrod            2002              $ 34,782    $ 6,562(1)
  Executive Vice-President   2001               110,241     19,688(2)
                             2000               139,125     23,050(3)

(1)	Accrued salaries and bonus earned but not yet paid.
(2)	Accrued bonus earned but not yet paid.
(3)	Includes accrued bonus earned but not yet paid of $23,050

During the three-year period ended September 30, 2002, the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options. Options have been granted to Bernard Duke and Barry Fink, both members of the board of directors. The options were granted August 1999; 10,000 each with a five-year term and $4.50 exercise price.

During the fiscal year ended September 30, 2002, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 2003. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.




Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

 The following table sets forth certain information, as of December 20, 2002, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
-------   -------------------       -----------------------  --------
 Common    Todd M. Axelrod(2)           4,280,824(3)(5)        76.1%
 Stock

 Common    Rod R. Lynam(2)                    210               (4)
 Stock

 Common    Pamela Axelrod(2)            4,280,824(3)(5)        76.1%
 Stock

 Common    Gerald Newman                  493,000(6)            8.8
 Stock     1716 Coral Cove Way
           Boca Raton, FL 33496

 Common    Bernard Duke                    10,000(7)            (4)
 Stock     2250 Allenwood Road
           Wall, NJ 07719

 Common    All Executive Officers       4,291,034(7)           77.1%
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
(5)	Pamela Axelrod has appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 2,059,022 shares and to give all consents on all matters that Mrs. Axelrod may be entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders is required. Includes 2,221,802 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (3) above).
(6)	Includes 16,666 shares of common stock that vest quarterly from
        October 1, 2002 to January 1, 2003.
(7) Includes 10,000 shares of common stock issuable upon exercise of options to purchase such shares at an exercise price of $4.50 per share.





(C)   Changes in Control

There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.




Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

In March 1999, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod. The note is due April 30, 2003, with monthly interest payments at a rate of 8%. Interest expense on the related party note was $81,111 and $81,333 during fiscal year 2002 and 2001, respectively. The proceeds from this loan were utilized by
the Company to reduce its outstanding bank line of credit.   The
Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal year 2002 and 2001. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit which is 5.75% as of September 30, 2002. The balance of the funds borrowed was $1,809,133 and $1,385,240 as of September 30, 2002 and September 30, 2001, respectively. Mr. Axelrod has, to the extent of his reasonable ability to do so, committed to continue funding or guarantee additional debt, should it be required, through October 1, 2003. Interest expense on this related party note was $96,401 and $87,272 during fiscal years 2002 and 2001, respectively. The funds were used to supplement cash flows from operating activities.

In November 2000, the Mr. Axelrod acquired 157 documents from the Company for his personal use at their combined appraised value. The cost of the documents when acquired by the Company was $140,131. The Company obtained an outside specialist to perform an independent appraisal of the documents involved. The appraised value of $152,500 and framing costs of $3,078, were applied to reduce amounts owed to the Mr. Axelrod. The Company also purchased three documents from Mr. Axelrod at a cost to the Company of $12,000. The three documents had a combined appraised value of $18,000.



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

       3.1   Articles of Incorporation and By-Laws.*

       3.2  Amendment to Articles of Incorporation filed July 9, 1984.*

       3.3  Amendment to Articles of Incorporation filed May 29,
            1990.**

      10.5  Gallery of History, Inc. 1992 Stock Option Plan.***

      21    List of Subsidiaries.

      99.1 Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350 as adopted

      99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted

*     Incorporated by reference to the Registrant's Registration
      Statement on Form S-18, File No. 2-95737-LA.

** Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended September 30, 1990, File No. 0-13757.

*** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1994, File No. 0-13757.
      Management Compensatory Plan

**** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1996, File No. 0-13757.



(b) Reports on Form 8-K.

    None.







Item 14. Controls and Procedures
         -----------------------

Gallery of History, Inc. maintains disclosure controls and procedures designed to ensure that it is able to timely collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission. Within 90 days prior to the date of this report, Gallery of History carried out an evaluation of the effectiveness of the design and operation of Gallery of History's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. The evaluation was conducted under the supervision of, and with the participation of Gallery of History's management including Gallery of History's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, Gallery of History's CEO and CFO concluded that Gallery of History's disclosure controls and procedures are adequate in timely alerting them to material information relating to Gallery of History (including its consolidated subsidiaries) required to be included in Gallery of History's periodic filings with the Securities and Exchange Commission.

Gallery of History also maintains a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. Gallery of History believes that its internal controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with generally accepted accounting principles.

Since the most recent evaluation of Gallery of History's internal controls by Gallery of History's CEO and CFO, there have been no significant changes in Gallery of History's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.



















                                  SIGNATURES
                                  ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: December 30, 2002


                                  GALLERY OF HISTORY, INC.

                                  By: /s/ Todd M. Axelrod
                                      -------------------
                                      Todd M. Axelrod,
                                      Chairman and President



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                    Date
---------                    -----                    ----


/s/ Todd M. Axelrod      President and               December 30, 2002
----------------------   Chairman of the
Todd M. Axelrod          Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant         December 30, 2002
----------------------   Secretary and Director
Rod Lynam                (Principal Financial and
                         Accounting Officer)


/s/ Pamela Axelrod       Executive Vice President    December 30, 2002
----------------------   and Director
Pamela Axelrod


/s/ Bernard Duke         Director                    December 30, 2002
----------------------
Bernard Duke


/s/ Michael Rosenman     Director                    December 30, 2002
----------------------
Michael Rosenman




      STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          BY PRINCIPAL EXECUTIVE OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Todd Axelrod, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gallery of History, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30, 2002

                                 /s/ TODD AXELROD
                                 _______________________
                                 Todd Axelrod
                                 Chief Executive Officer


      STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          BY PRINCIPAL FINANCIAL OFFICER
       REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Rod Lynam, certify that:

1. I have reviewed this annual report on Form 10-KSB of Gallery of History, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30, 2002

                                 /s/  ROD LYNAM
                                 _______________________
                                 Rod Lynam
                                 Chief Financial Officer