Form 10QSB
period 2002-12-31
GALLERY OF HISTORY INC
filed 2003-02-14
CIK 763730

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB




   [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the quarterly period ended   December 31, 2002


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


The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of February 1, 2003.



                   Part 1  -  FINANCIAL INFORMATION
                   --------------------------------
             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________

                                         DECEMBER 31,   SEPTEMBER 30,
                                             2002           2002
                                          -----------    ------------
                                          (Unaudited)

               ASSETS
Cash                                     $    29,513     $    12,494
Inventory of documents owned               6,354,509       6,460,125
Deferred tax assets                        1,039,423         965,267
Property and equipment, net                1,590,982       1,568,553
Other assets                                 183,174         171,288
                                          ----------      ----------
TOTAL ASSETS                             $ 9,197,601     $ 9,177,727
                                          ==========      ==========




            LIABILITIES
Accounts payable                         $    84,103     $    25,046
Notes payable:
  Majority shareholder                     2,887,650       2,809,133
  Other                                    1,526,566       1,579,514
Accrued expenses and other                   363,253         281,055
                                          ----------      ----------
TOTAL LIABILITIES                          4,861,572       4,694,748
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,870,655
Deferred stock-based compensation             (2,708)        (18,709)
Accumulated deficit                       (2,510,215)     (2,366,264)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 4,336,029       4,482,979
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,197,601     $ 9,177,727
                                          ==========      ==========




See the accompanying notes to consolidated financial statements.



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
__________________________________________________________________________

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 2002           2001
                                               --------       --------
                                                             (Restated)

REVENUES                                     $  368,114     $  292,760

COST OF REVENUES                                132,280         72,772
                                              ---------      ---------

GROSS PROFIT                                    235,834        219,988
                                              ---------      ---------


OPERATING EXPENSES:
  Selling, general and administrative           346,063        398,064
  Depreciation                                   42,110         45,777
                                              ---------      ---------

                                                388,173        443,841
                                              ---------      ---------

OPERATING LOSS                                 (152,339)      (223,853)
                                              ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense:
    Majority shareholder                        (45,730)       (42,149)
    Other                                       (36,247)       (38,569)
  Rental income, net                             14,456         10,284
  Other                                           1,753          2,740
                                              ---------      ---------
                                                (65,768)       (67,694)
                                              ---------      ---------

NET LOSS BEFORE INCOME TAX BENEFIT             (218,107)      (291,547)

INCOME TAX BENEFIT                               74,156        107,872
                                              ---------      ---------

NET LOSS                                     $ (143,951)    $ (183,675)
                                              =========      =========


BASIC AND DILUTED LOSS PER SHARE                  $(.03)         $(.03)
                                                   ====           ====


WEIGHTED AVERAGE SHAES OUTSTANDING            5,625,984      5,625,984
                                              =========      =========


   See the accompanying notes to consolidated financial statements.



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                           THREE MONTHS ENDED DECEMBER 31,
                                                 2002           2001
                                               --------       --------
                                                             (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(143,951)     $(183,675)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               48,891         52,366
     (Gain)Loss on disposal of property, net      5,450           --
     Common stock issued for services            (2,999)        57,425
     (Increase) decrease in:
       Prepaid expenses                         (13,255)       (36,524)
       Deferred tax assets                      (74,156)      (107,872)
       Inventory of documents owned             105,616        (13,586)
       Other assets                               1,370         16,435
     (Decrease) increase in:
       Accounts payable                          59,058         50,329
       Accrued expenses and other                82,195          5,837
                                               --------       --------
  Net cash provided by (used in)
   operating activities                          68,219       (159,265)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment            (76,770)        (1,181)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority shareholder                        104,400        117,000
    Other                                        66,214        155,000
  Repayments of borrowings:
    Majority shareholder                        (25,883)        (9,518)
    Other                                      (119,161)      (107,426)
                                               --------       --------
  Net cash provided by financing activities      25,570        155,056
                                               --------       --------

NET INCREASE (DECREASE) IN CASH                  17,019         (5,390)

CASH, BEGINNING OF PERIOD                        12,494          7,957
                                               --------       --------

CASH, END OF PERIOD                           $  29,513      $   2,567
                                               ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest          $  81,977      $  79,982
                                               ========       ========

See the accompanying notes to consolidated financial statements.





                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________


Basis of Presentation
---------------------
The consolidated financial statements as of December 31, 2002 and for the periods ended December 31, 2002 and 2001, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements are read in conjunction with the audited financial statements and the notes thereto included in the Company's
2002 Annual Report on Form 10-KSB, from which the September 30, 2002 balance sheet information is derived.



Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the current year presentation.



Prior period adjustments
------------------------
In the Company's previously issued December 2001 interim statement of operations, the tax valuation allowance was determined to be overstated as a result of not considering unrecorded appreciation in the inventory of documents owned required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.
Therefore, the December 2001 interim statement of operations has been retroactively restated. The effects of the restatement were to increase the income tax benefit and decrease the net loss for that period by $107,872.













                    Part 1 - Item 2  Financial Information
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations.
For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company.



Liquidity and Capital Resources
-------------------------------
The unique characteristic of some documents owned may become more rare with their current market value rising significantly over time. In many instances the Company has a supply of similar documents that, if marketed simultaneously, may negatively impact market value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market. The Company anticipates no material purchases of documents in the near term.

The Company's monthly debt service requirement on $4,414,216 of borrowings, including $2,887,650 due to the Company's majority shareholder and president, Todd Axelrod, is approximately $18,000.

Historically, the Company has experienced cash flow deficiencies which may continue and have been funded primarily with borrowings from Mr. Axelrod. Management believes, but there is no assurance, that the need for such borrowings should diminish and profitability and cash flows should improve with the full implementation of the Company's strategic plans (see Results of Operations).

For the three months ended December 31, 2002, the Company had a positive cash flow from operating activities of approximately $68,000, over $227,000 higher than for the comparable prior year period. The increase resulted from efforts to reduce operating expenses ($55,668), additional gross profit ($15,846), and a reduction of inventory ($106,000) combined with increases in accrued expenses.

The Company believes that its current cash requirements will be met by appropriately managing the timing and volume of new document acquisitions and availability for sale, generating revenues from its operations, drawing amounts under its existing line of credit ($100,000 available at December 31, 2002), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on favorable terms or at all) and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 1, 2003.



Critical Accounting Policies and Practices
------------------------------------------
Revenues. The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents and certain documents it may hold from time to time on consignment. For each item sold through the Company's internal auctions, a 15% premium (processing fee) is charged plus a commission on consigned sales. Shipping and handling costs and related customer charges are not significant. The Company also sells its documents through externally managed and promoted auctions, which is becoming a large share of its revenues. The outside auction operator's shares in the document's selling price (approximately 5%) and the Company records the balance as revenue. The balance of the Company's sales are from repeat customers through its corporate office and web shoppers.

Inventory of documents owned and operating cycle. Documents owned are stated at cost on a specific-identification method, not in excess of estimated market value. Management reviews the recorded cost and estimated value of the documents owned on a regular basis (at least quarterly) to determine the adequacy of the allowance for market value declines, if any.

Management believes that the Company's inventory of documents is generally appreciating, not depreciating, in value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market. On an aggregate historical cost basis (not number of documents), only about one-third of the Company's documents are listed on one or more of the various distribution channels or displayed for sale. By point of reference, the aggregate cost of these actively marketed items is approximately three times the cost of documents sold during the year. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical, for the Company to define its operating cycle and, as a result, presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

Over the past several years the cost of the Company's inventory as of its fiscal year end has ranged from its present level of approximately $6.4 million to roughly $7.2 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes. Management has no current intention of significantly changing the composition of its inventory and, as a result, the Company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.



Results of Operations
---------------------
Total revenues increased 26% for the three month period ended December 31, 2002 compared to the comparable period of the previous year. Revenues generated from the Company's headquarters operation including the internet increased 19% comparing the two quarter periods. Internet revenues generated in the Company's first quarter ended December 31, 2002 amounted to 16% of the total quarter's revenues. Revenues generated from outside auctions amounted to 40% of the current quarter's revenues, up from zero in the comparable prior period. Revenues generated from the Company's catalog auction decreased 43% in its first quarter ended December 31, 2002 compared to last year's first quarter period ended December 31, 2001. The Company conducted only one auction during the current quarter compared to two auctions in the quarter period ended December 2001.

Total cost of revenues increased to 36% of net revenues for the quarter ended December 31, 2002 compared to 25% of net revenues for the quarter ended December 31, 2001. The increase in document costs of revenues can be attributed to a larger percentage of total revenues generated from outside auctions, which tends to result in lower profit margins. However, as indicated in the following paragraph, lower margins were more than offset by reduced selling costs associated with internally managed auctions. As a result, overall profitability improved during the current period compared to the previous year period.

This is consistent with management's plan to improve cash flows and operating results by shifting its sales efforts from internally managed and promoted auctions as the Company's primary distribution channel to participation in external auctions promoted and managed by others and direct-purchase website sales. Continued development of the Company's direct-purchase website, another lower cost distribution tool, and links to other media events with similar customer profiles is also a priority. By aggressively participating in externally managed and promoted auctions and increasing the effectiveness of its direct-purchase website, the Company believes it may double the number of documents that it can market without adversely impacting the perceived rarity of its documents in inventory.
However, there can be no assurance that the Company will be able to accomplish this goal.

In addition, professional fees decreased in the current quarter compared to the last year quarter due to the expiration of a consulting contract and depreciation decreased because certain assets became fully depreciated.

Interest expense increased only slightly due to a corresponding increase in outstanding debt.










Item 3. Controls and Procedures.
        -----------------------

        Based on their evaluation, as of a date within 90 days of the filing date of this form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.









                     Part 2 - Other Information


Item 1-5.	None.



Item 6.		Exhibits and Reports on Form 8-K.

                (a)  Exhibits.

                        Exhibit 99.1 Certification of Chief Executive
                     Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                        Exhibit 99.2 Certification of Chief Financial
                     Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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






                                     Gallery of History, Inc.
                                     _______________________________
                                     (Registrant)






Date   February 14, 2003             /s/  Todd M. Axelrod
       ______________________        ________________________________
                                     Todd M. Axelrod
                                     President and
                                     Chairman of the Board
                                     (Principal Executive Officer)







Date   February 14, 2003             /s/  Rod Lynam
       ______________________        _______________________________
                                     Rod Lynam
                                     Treasurer and Director
                                     (Principal Accounting Officer)

















     STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                         BY PRINCIPAL EXECUTIVE OFFICER
      REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Todd Axelrod, certify that:

1. I have reviewed this quarter report on Form 10-QSB of Gallery of History, Inc.;

2. Based on my knowledge, this quarter report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarter report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarter report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and
c) presented in this quarter report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarter report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003

                                   /s/ TODD AXELROD
                                   ----------------
                                   Todd Axelrod
                                   Chief Executive Officer


     STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                         BY PRINCIPAL FINANCIAL OFFICER
      REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Rod Lynam, certify that:

1. I have reviewed this quarter report on Form 10-KSB of Gallery of History, Inc.;

2. Based on my knowledge, this quarter report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarter report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarter report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarter report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and
c) presented in this quarter report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarter report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 14, 2003
                                    /s/  ROD LYNAM
                                    --------------
                                    Rod Lynam
                                    Chief Financial Officer