Form 10QSB
period 2003-03-31
GALLERY OF HISTORY INC
filed 2003-05-14
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                    FORM 10-QSB



     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                 For the quarterly period ended   March 31, 2003


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


The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of May 1, 2003.






                   Part 1  -  FINANCIAL INFORMATION


             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                           MARCH 31,     SEPTEMBER 30,
                                             2003            2002
                                          -----------    ------------
                                          (Unaudited)


               ASSETS
Cash                                     $    14,448     $    12,494
Prepaid expenses                              61,118          49,181
Inventory of documents owned               6,312,405       6,460,125
Deferred tax assets                        1,108,036         965,267
Property and equipment, net                1,556,212       1,568,553
Other assets                                 122,296         122,107
                                          ----------      ----------
TOTAL ASSETS                             $ 9,174,515     $ 9,177,727
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $   114,298     $    25,046
Notes payable:
  Majority shareholder                     2,874,213       2,809,133
  Other                                    1,522,140       1,579,514
Accrued expenses and other                   458,317         281,055
                                          ----------      ----------
TOTAL LIABILITIES                          4,968,968       4,694,748
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,870,655
Deferred stock-based compensation               --           (18,709)
Accumulated deficit                       (2,643,405)     (2,366,264)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 4,205,547       4,482,979
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,174,515     $ 9,177,727
                                          ==========      ==========


See the accompanying notes to consolidated financial statements.





              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                   MARCH 31,                  MARCH 31,
                               2003        2002          2003        2002
                             --------    --------     ---------   ---------
                                        (Restated)                (Restated)

REVENUES                    $ 376,547   $ 275,798    $  744,662  $  568,558

COST OF GOODS SOLD             87,082      73,082       219,362     145,855
                             --------    --------     ---------   ---------
GROSS PROFIT                  289,465     202,716       525,300     422,703
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              394,313     376,649       740,376     774,712
 Depreciation                  42,463      44,903        84,573      90,680
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      436,776     421,552       824,949     865,392
                             --------    --------     ---------   ---------

OPERATING LOSS               (147,311)   (218,836)     (299,649)   (442,689)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority shareholder       (44,338)    (42,930)      (90,068)    (85,078)
   Other                      (34,443)    (37,432)      (70,690)    (76,002)
 Rental income, net            24,282      10,019        38,738      20,303
 Other                              7         (39)        1,759       2,701
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (54,492)    (70,382)     (120,261)   (138,076)
                             --------    --------     ---------   ---------

LOSS BEFORE INCOME
 TAX BENEFIT                 (201,803)   (289,218)     (419,910)   (580,765)

INCOME TAX BENEFIT             68,613     107,011       142,769     214,883
                             --------    --------     ---------   ---------

NET LOSS                    $(133,190)  $(182,207)   $ (277,141) $ (365,882)
                             ========    ========     =========   =========


BASIC AND DILUTED LOSS
 PER SHARE:                     $(.02)      $(.03)        $(.05)      $(.07)
                                 ====        ====          ====        ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========


See the accompanying notes to consolidated financial statements.


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                              SIX MONTHS ENDED MARCH 31,
                                                 2003           2002
                                               --------       --------
                                                             (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(277,141)     $(365,882)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               98,692        103,839
     (Gain)Loss on disposal of property, net      1,750             42
     Common stock issued for services              --          121,238
     (Increase) decrease in:
       Prepaid expenses                         (11,937)       (37,832)
       Deferred tax assets                     (142,769)      (214,883)
       Inventory of documents owned             147,720         48,053
       Other assets                                (480)        33,426
     (Decrease) increase in:
       Accounts payable                          89,252          2,568
       Accrued expenses and other               177,262         13,926
                                               --------       --------
  Net cash provided by (used in)
   operating activities                          82,349       (295,505)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment            (88,101)        (1,180)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority shareholder                        104,400        356,000
    Other                                       236,214        165,000
  Repayments of borrowings:
    Majority shareholder                        (39,321)       (29,748)
    Other                                      (293,587)      (190,634)
                                               --------       --------
  Net cash provided by financing activities       7,706        300,618
                                               --------       --------

NET INCREASE IN CASH                              1,954          3,933

CASH, BEGINNING OF PERIOD                        12,494          7,957
                                               --------       --------
CASH, END OF PERIOD                           $  14,448      $  11,890
                                               ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest          $ 160,758      $ 161,080
                                               ========       ========


See the accompanying notes to consolidated financial statements.




                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________


Basis of Presentation
---------------------

The consolidated financial statements as of March 31, 2003, and for the three and six month periods ended March 31, 2003 and 2002, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-KSB, from which the September 30, 2002, balance sheet information is derived.




Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform with the current period presentation.




Prior period restatement
------------------------

In the Company's previously issued March 2002 interim statements of operations, the tax valuation allowance was determined to be overstated as a result of not considering unrecorded appreciation in the inventory of documents owned required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Therefore, the March 2002 interim statements of operations have been retroactively restated. The effects of the restatement were to increase the income tax benefit and decrease the net loss for the three and six month periods by $107,011 and $214,883, respectively.










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

        The Company's monthly debt service requirement on $4,396,353 of borrowings, including $2,874,213 due to the Company's majority shareholder and president, Todd Axelrod, is approximately $18,000.

        Historically, the Company has experienced cash flow deficiencies which may continue and have been funded primarily with borrowings from Mr. Axelrod. Management believes, but there is no assurance, that the need for such borrowings should diminish and profitability and cash flows should improve with the full implementation of the Company's strategic plans (see Results of Operations).

        For the six months ended March 31, 2003, the Company had a positive cash flow from operating activities of approximately $82,000. The increase resulted from a reduction in inventory purchases combined with increases in accounts payable and accrued expenses.


        The Company believes that its current cash requirements will be met by appropriately managing the timing and volume of new document acquisitions and availability for sale, generating revenues from its operations, drawing amounts under its existing line of credit
($84,000 available at March 31, 2003), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on favorable terms or at all) and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 1, 2003.




Critical Accounting Policies and Practices
------------------------------------------
        Revenues.   The Company recognizes revenues from document sales
when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents and certain documents it may hold from time to time on consignment. For each item sold through the Company's internal auctions, a 15% premium (processing fee) is charged plus a commission on consigned sales. Shipping and handling costs and related customer charges are not significant. The Company also sells its documents through externally managed and promoted auctions, which is becoming a large share of its revenues. The outside auction operator shares in the document's selling price (approximately 5%) and the Company records the balance as revenue. The balance of the Company's sales are from repeat customers through its corporate office and web shoppers.

        Inventory of documents owned and operating cycle.   Documents
owned are stated at cost on a specific-identification method, not in excess of estimated market value. Management reviews the recorded cost and estimated value of the documents owned on a regular basis (at least quarterly) to determine the adequacy of the allowance for market value declines, if any.

        Management believes that the Company's inventory of documents is generally appreciating, not depreciating, in value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends or expects to sell in a year or even aggressively market. On an aggregate historical cost basis (not number of documents), only about one-third of the Company's documents are listed on one or more of the various distribution channels or displayed for sale. By point of reference, the aggregate cost of these actively marketed items is approximately three times the cost of documents sold during the year. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical, for the Company to define its operating cycle and, as a result, presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

        Over the past several years the cost of the Company's inventory as of its fiscal year end has ranged from its present level of approximately $6.3 million to roughly $7.2 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes. Management has no current intention of significantly changing the composition of its inventory and, as a result, the Company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.






Results of Operations
---------------------
        Total revenues increased 37% for the three month period and 31% for the six month period ended March 31, 2003 compared to the comparable periods of the previous year. The increase is attributed to revenues generated by the Company's participation in external auctions promoted and managed by others and direct-purchase website sales. Of the total revenues generated in the current six month fiscal period, 20% were generated from external auctions and 22% were generated through the Company's websites. Revenues generated from these two sources in the previous year six month period resulted in 3% of total revenues. Revenues generated from the Company's catalog auction operation decreased 17% comparing the two six month periods; however, the Company held only three auctions in the current six month period compared to four auctions in the previous year period.

        Total cost of revenues increased to 30% of net revenues for the six month period ended March 31, 2003 compared to 26% of net revenues for the six month period ended March 31, 2002. The increase in document costs of revenues can be attributed to the lower profit margins realized from external auctions. The Company did not participate in external auctions during the current quarter ended
March 31, 2003; consequently, the cost of revenues decreased to 23% of net revenues for this quarter compared to 27% of net revenues for the quarter ended March 31, 2002.

        Total operating expenses increased 4% comparing the quarter periods but decreased 5% comparing the six month periods. The increase is the result of accruing officer salaries in the current period which were abated in the previous year period. The decrease comparing the six month periods, was due to a decrease in this years cost of catalogs resulting from one less auction in the current fiscal year. In addition, professional fees decreased in the current period compared to the last year period due to the expiration of a consulting contract. Depreciation costs decreased because certain assets became fully depreciated during the current six month period.






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
                --------------------------------
                (a)  Exhibits.

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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)









Date   May 14, 2003             /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)





Date   May 14, 2003             /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)












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


Date:  May 14, 2003
                                   /s/ TODD AXELROD
                                   _______________________
                                   Todd Axelrod
                                   Chief Executive Officer


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


Date:  May 14, 2003
                                    /s/  ROD LYNAM
                                    _______________________
                                    Rod Lynam
                                    Chief Financial Officer