Form 10QSB
period 2003-06-30
GALLERY OF HISTORY INC
filed 2003-08-13
CIK 763730

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549




                                   FORM 10-QSB



     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                   For the quarterly period ended   June 30, 2003


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



The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of August 1, 2003.





                      Part 1  -  FINANCIAL INFORMATION

                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                        CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________

                                           JUNE 30,      SEPTEMBER 30,
                                             2003            2002
                                          -----------    ------------
                                          (Unaudited)

               ASSETS
Cash                                     $     8,059     $    12,494
Prepaid expenses                              44,888          49,181
Inventory of documents owned               6,353,188       6,460,125
Deferred tax assets                        1,193,369         965,267
Property and equipment, net                1,514,068       1,568,553
Other assets                                 129,187         122,107
                                          ----------      ----------
TOTAL ASSETS                             $ 9,242,759     $ 9,177,727
                                          ==========      ==========




            LIABILITIES
Accounts payable                         $    31,244     $    25,046
Notes payable:
  Majority shareholder                     3,091,059       2,809,133
  Other                                    1,551,988       1,579,514
Accrued expenses and other                   541,643         281,055
                                          ----------      ----------
TOTAL LIABILITIES                          5,215,934       4,694,748
                                          ----------      ----------



        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,870,655
Deferred stock-based compensation               --           (18,709)
Accumulated deficit                       (2,822,127)     (2,366,264)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 4,026,825       4,482,979
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,242,759     $ 9,177,727
                                          ==========      ==========


See the accompanying notes to consolidated financial statements.




                 GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   JUNE 30,                  JUNE 30,
                               2003        2002          2003        2002
                             --------    --------     ---------   ---------
                                        (Restated)                (Restated)

REVENUES                    $ 305,185   $ 380,028    $1,049,847  $  948,586

COST OF GOODS SOLD             69,166     173,791       288,528     319,646
                             --------    --------     ---------   ---------
GROSS PROFIT                  236,019     206,237       761,319     628,940
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              419,118     302,492     1,159,494   1,077,205
 Depreciation                  42,779      44,235       127,352     134,915
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      461,897     346,727     1,286,846   1,212,120
                             --------    --------     ---------   ---------

OPERATING LOSS               (225,878)   (140,490)     (525,527)   (583,180)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority shareholder       (46,356)    (45,981)     (136,424)   (131,059)
   Other                      (35,397)    (37,173)     (106,087)   (113,175)
 Rental income, net            19,184       8,810        57,922      29,113
 Other                         24,392         421        26,151       3,123
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (38,177)    (73,923)     (158,438)   (211,998)
                             --------    --------     ---------   ---------

LOSS BEFORE INCOME
 TAX BENEFIT                 (264,055)   (214,413)     (683,965)   (795,178)

INCOME TAX BENEFIT             85,333      71,508       228,102     286,391
                             --------    --------     ---------   ---------

NET LOSS                    $(178,722)  $(142,905)   $ (455,863) $ (508,787)
                             ========    ========     =========   =========

BASIC AND DILUTED LOSS
 PER SHARE:                     $(.03)      $(.03)        $(.08)      $(.09)
                                 ====        ====          ====        ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========

See the accompanying notes to consolidated financial statements.


                    GALLERY OF HISTORY, INC. and SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                              NINE MONTHS ENDED JUNE 30,
                                                 2003           2002
                                               --------       --------
                                                             (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(455,863)     $(508,787)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization              148,809        154,525
     (Gain)Loss on disposal of property, net      1,750             42
     Common stock issued for services              (291)       117,975
     (Increase) decrease in:
       Prepaid expenses                           4,293          1,524
       Deferred tax assets                     (228,102)      (286,391)
       Inventory of documents owned             106,937        209,512
       Other assets                              (7,080)        36,301
     (Decrease) increase in:
       Accounts payable                           6,198        (19,661)
       Accrued expenses and other               260,588         22,550
                                               --------       --------
  Net cash used in operating activities        (162,761)      (272,410)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment            (96,074)        (1,180)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority shareholder                        327,760        436,500
    Other                                       375,214        293,000
  Repayments of borrowings:
    Majority shareholder                        (45,834)       (30,814)
    Other                                      (402,740)      (371,490)
                                               --------       --------
  Net cash provided by financing activities     254,400        327,196
                                               --------       --------

NET INCREASE (DECREASE) IN CASH                  (4,435)        53,606

CASH, BEGINNING OF PERIOD                        12,494          7,957
                                               --------       --------
CASH, END OF PERIOD                           $   8,059      $  61,563
                                               ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during period for interest          $ 242,511      $ 234,400
                                               ========       ========



See the accompanying notes to consolidated financial statements.




                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________


Basis of Presentation
---------------------
The consolidated financial statements as of June 30, 2003, and for the three and nine month periods ended June 30, 2003 and 2002, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-KSB, from which the September 30, 2002, balance sheet information is derived.




Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform with the current period presentation.




Prior period restatement
------------------------
In the Company's previously issued June 2002 interim statements of operations, the tax valuation allowance was determined to be overstated as a result of not considering unrecorded appreciation in the inventory of documents owned required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Therefore, the June 2002 interim statements of operations have been retroactively restated. The effects of the restatements were to increase the income tax benefit and decrease the net loss for the three and nine month periods by $71,508 and $286,391, respectively.











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

        The Company's monthly debt service requirement on $4,643,047 of borrowings, including $3,091,059 due to the Company's majority shareholder and president, Todd Axelrod, is approximately $18,000.

        Historically, the Company has experienced cash flow deficiencies which may continue and have been funded primarily with borrowings from Mr. Axelrod. Management believes, but there is no assurance, that the need for such borrowings should diminish, and profitability and cash flows will likely improve, with the full implementation of the Company's strategic plans (see Results of Operations).

        For the nine months ended June 30, 2003, the Company had a negative cash flow from operating activities due to insufficient sales to support current overhead commitments. The cash used in operating activities was offset by a decrease in inventory purchases and an increase in accrued liabilities, primarily unpaid officer salaries.

        The Company believes that its current cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions and availability for sale, generating revenues from its operations, drawing amounts under its existing line of credit ($34,000 available at June 30, 2003), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on favorable terms or at all) and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 1, 2003.



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

        Over the past several years the cost of the Company's inventory as of its fiscal year end has ranged from its present level of approximately $6.4 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of significantly changing the composition of its inventory and, as a result, the Company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.


Results of Operations
---------------------

        Total revenues decreased 20% for the three month periods ended
June 30, 2003 compared to June 30, 2002. Total revenues increased 11% comparing the nine month periods ended June 30, 2003 to June 30, 2002. The decrease in the quarter period was a result of the Company not participating in outside auctions as it did in the previous year. Consigned auctions amounted to 5% of total revenues generated in the current quarter compared to 50% of total revenues generated in the previous year quarter. Internet related revenues increased 327% comparing the quarter periods to 34% of total revenues for the current quarter compared to 6% of total revenues for the 2002 quarter. Internet revenues amounted to 25% of total revenues generated in the nine month period ended June 30, 2003 compared to 5% of total revenues in 2002. The Company's catalog auction revenues increased 24% comparing the quarter periods to 52% of total revenues for the quarter ended June 30, 2003 compared to 34% for the previous year quarter period. Comparing the nine month periods, catalog auction revenues decreased 8% to 50% of total revenues for the period ended June 2003, compared to 60% for the nine month period ended June 30, 2002.

        Total cost of revenues decreased to 23% of net revenues for the quarter ended June 30, 2003 compared to 46% of net revenues for the quarter ended
June 30, 2002. Total cost of revenues decreased to 27% of net revenues for the nine month period ended June 30, 2003 compared to 34% of net revenues for the nine months ended June 2002. The decrease in document costs of revenues can be attributed to the decreased revenues generated from outside consigned auctions. Revenues generated from outside auctions result in a higher cost because the Company has less control setting the minimum selling price.

        Total operating expenses increased 33% comparing the quarter periods and 6% comparing the nine month periods. The increases are the result of accruing officer salaries in the current period which were abated in the previous year period. Salaries increased 72% comparing the quarter periods to 68% of net revenues for the 2003 quarter compared to 32% of net revenues for the previous year quarter. Comparing the nine month periods, salaries increased 63% to 58% of net revenues for 2003 compared to 40% for 2002. Depreciation costs decreased slightly due to certain assets that became fully depreciated during the current nine month period.







Item 3.		Controls and Procedures.
                ------------------------
                Based on their evaluation, as of a date within 90 days of the filing date of this form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






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


                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   August 13, 2003          /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and Chairman of the Board
                                (Principal Executive Officer)


Date   August 13, 2003          /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)


CERTIFICATION
-------------

I, Todd Axelrod, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Gallery of History, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 13, 2003
                                   /s/ TODD AXELROD
                                   _______________________
                                   Todd Axelrod
                                   Chief Executive Officer



CERTIFICATION
-------------

I, Rod Lynam, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gallery of History, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003
                                    /s/  ROD LYNAM
                                    _______________________
                                    Rod Lynam
                                    Chief Financial Officer