Form 10KSB
period 2003-09-30
GALLERY OF HISTORY INC
filed 2003-12-29
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                    For the fiscal year ended September 30, 2003

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

Issuer's revenues for the most recent fiscal year:   $1,323,366

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,344,950 shares) as of December 1, 2003 was approximately $6,038,826 based upon $4.49, the price at which the stock was sold on such date.

The Registrant had 5,625,984 shares of Common Stock outstanding as of December 1, 2003.

Documents Incorporated by Reference: None


Forward Looking Statements

        In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company.




                                     PART I

Item 1. Business
        --------
        Business Development
        --------------------
        The Gallery of History, Inc. (hereinafter the "Company") was incorporated in the State of Nevada on November 10, 1981.

        The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 181,000 different documents. Retail sales of documents are made from a gallery located at its headquarters in Las Vegas, Nevada. However, documents are largely sold through auctions conducted at the Company's headquarters location and sales conducted over the Company's websites.

        The Company's marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase. For each of the fiscal years 2003 and 2002, the Company held seven and eight auctions, respectively and participated in six auctions (four in 2003 and two in 2002) organized and conducted by other organizations. All of the documents are preserved by utilizing museum quality encapsulation materials, mattings and protective coverings that are characteristically acid-free, and by other steps taken to ensure the longevity of the documents.

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

        In the past several years, many autograph dealers have closed their retail gallery operations and are attempting to sell their inventories through auctions and the internet. In addition, many upscale malls are remerchandising for middle-market masses as the consumer looks for warehouse shopping. Since closing the Company's retail galleries several years ago, the majority of the Company's sales have been through its websites and internal auction efforts.

        When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

        In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's 181,000 document inventory would be positively affected. The Company, on a limited basis, accepts consignments for its internally promoted and managed auctions. To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the "hammer" or selling price.

        There is no assurance that the Company will be able to continue to realize significant profit margins for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.



Seasonal Business
-----------------
        The Company has experienced in the past a surge in retail sales in November and December, the traditional holiday shopping season. Because the Company expects to receive less than 15% of its revenues from its gallery-retail source, the benefit from a spike in holiday shopping would be minimal.



Employees
---------
        As of December 1, 2003, the Company had nine full-time employees, in addition to its four executive officers.




Item 2. Properties
        ----------
        The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 17,992 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2003, 9,931 square feet was being leased to five tenants for an aggregate monthly rental of $13,898 under leases expiring at varying times from December 2003 through October 2012.
The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see Note 5 to Consolidated Financial Statements.




Item 3. Legal Proceedings
        -----------------
None.




Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        On August 11, 2003, the Company held its annual meeting of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a professional corporation
(PBTK), as the Company's independent auditors for the fiscal year ending September 30, 2003.


        At the Meeting the following Directors were elected:

                             VOTES  CAST
                                 FOR                  WITHHELD
       NOMINEES                ELECTION              AUTHORITY
---------------------        -----------             ---------
Todd M. Axelrod               5,401,865                85,535
Rod Lynam                     5,398,665                88,735
Pamela Axelrod                5,398,665                88,735
Michael Rosenman              5,487,396                     4
Glen Olnick                   5,487,396                     4


        Voting for the appointment of PBTK as the Company's independent auditors, 5,487,394 shares were in favor, 4 against and 2 abstain.






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

                                          Low Sale            High Sale
                                           Price                Price
                                           -----                -----
Fiscal 2002
 October 1, 2001 - December 31, 2001      $5.00                $7.50
 January 1, 2002 - March 31, 2002          5.25                 7.54
 April 1, 2002 - June 30, 2002             4.00                 7.38
 July 1, 2002 - September 30, 2002         4.60                 6.00

Fiscal 2003
 October 1, 2002 - December 31, 2002      $3.23                $5.10
 January 1, 2003 - March 31, 2003          3.82                 4.15
 April 1, 2003 - June 30, 2003             3.85                 4.05
 July 1, 2003 - September 30, 2003         3.05                 4.59

        (b) As of October 1, 2003 there were approximately 130 holders of record of the Company's Common Stock before calculating individual participants in security position listings pursuant to Rule 17Ad-8 under the Securities Exchange Act of 1934. The Company's transfer agent and ADP reported approximately 192 beneficial owners of the Company's common stock as of July 10, 2003.

        (c) Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The
Company presently intends to retain any earnings for its internal cash flow use and possible repurchase of its own common stock.

        (d) The following table sets forth certain information concerning all equity compensation plans previously approved by shareholders as of September 30, 2003.

                           Number of         Weighted average      Number of
                       Securities to be       exercise price      Securities
                          issued upon         of outstanding       remaining
                          exercise of        options, warrents   available for
   Catagory           outstanding options,       & rights       future issuance
                       warrants & rights
                       -----------------         --------       ---------------
Equity compensation          20,000                $4.50               -0-
plan approved by
stockholders

Equity compensation
plan not approved by
stockholders                   N/A                  N/A                N/A
                             ------                 ----               ---
Total                        20,000                $4.50               -0-




Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------

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

        The Company has a bank line of credit in the amount of $100,000 through August 2004. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 2003, there was $80,000 drawn against this line of credit. The Company's term mortgage note was renewed in July 2002 in the amount of $1,541,389 and has a 9% interest rate and a maturity date of July 15, 2007. The note is collateralized by the Company's building. Prior to fiscal 2001, the Company borrowed $1,000,000 from its majority shareholder and president, Todd Axelrod. The note is due April 30, 2004, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal years 2002 and 2001. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit, which was 5% as of September 30, 2003. The balance of the funds borrowed was $2,158,355 as of September 30, 2003. The funds were used to supplement operating activities.

        The Company believes that its current cash requirements will be met by appropriately managing the timing and volume of new document acquisitions and availability for sale, generating revenues from its operations, drawing amounts available under its existing line of credit facilities, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has, to the extent reasonable based upon his ability to do so, committed to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 1, 2004.

        Historically, cash flow deficiencies have been funded with borrowing from Mr. Axelrod. Management believes, but there is no assurance, that the need for such borrowing should diminish and profitability and cash flows should improve with the full implementation of the Company's strategic plans.

        The Company's strategic plans are to improve operating results by taking steps to increase sales through its direct purchase website, its highest margin distribution channel. With a market potential that is world-wide, and unlimited in terms of inventory exposure, the Company has seen steady increases in the revenue produced through this outlet. When the Direct Purchase website was first introduced it offered a small, limited, inventory of moderately priced inventory.
But as fiscal 2003 wound to a close the website had been materially enlarged to include more than 14,000 document choices spread over an expanded list of categories and historical genres. And as the Company moves in to fiscal 2004, the aggressive development of the website continues, with a short-term goal of ultimately offering upwards of 25,000 to 30,000 pieces. Further, owing to the size and diversity of its inventory, management feels the Company is uniquely positioned to favorably compete with any, and all, firms offering similar products. Equally important is the fact that with no limitations, or added costs for the development of this outlet, the Company can, in time, add its entire available inventory to this outlet, thus providing a global audience with a diversity of choice unparalleled in our industry. The Company also continues its investigation of productive links with other organizations, thus expanding its market through cooperative alliances with firms and/or institutions whose audiences are understood to possess potential as document buyers. For example, the Company recently entered into a cooperative alliance agreement with a cable television channel.

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




Critical Accounting Policies and Practices
------------------------------------------

Revenues
--------
        The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents and certain documents it may hold from time to time on consignment. Such sales totaled approximately 50% and 60% of the Company's revenues in 2003 and 2002. For each item sold through the Company's internal auctions, a 15% premium (processing fee) is charged plus a commission on consigned sales. Shipping and handling costs and related customer charges are not significant. Revenues generated from the Company's direct purchase website amounted to 27% of total revenues during 2003, up from 6% of total revenues in 2002. The Company generated revenues from externally managed and promoted auctions, which totaled approximately 12% and 20% of the Company's revenues in 2003 and 2002. The outside auction operator's shares in the document's selling price (approximately 5%) and the Company records the balance as revenue.
The balance of the Company's sales are generated through its corporate office.




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

        Management believes that the Company's inventory of documents is generally appreciating, not depreciating, in value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market. As of September 30, 2003, on an aggregate historical cost basis (not number of documents), only about one-third of the Company's documents are listed on one or more of the various distribution channels or displayed for sale. By point of reference, the aggregate cost of these actively marketed items is approximately three times the cost of documents sold during the year. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical, for the Company to define its operating cycle and, as a result, presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

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




Results of Operations
---------------------

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------
        Revenues increased 6% comparing the fiscal year ended September 30, 2003, to the fiscal year ended September 30, 2002. Primarily, the increase resulted from revenues generated from the Company's websites offset by a decline in the use of external auctions. These revenues comprised 27% of total revenues in the current year compared to 6% of total revenues in the previous year. The Company has enhanced its websites and made available a larger selection of documents that are aggressively priced to compete with the price-driven collector. Revenues generated from external auctions the Company participated in decreased to 12% of total revenues for fiscal year 2003 from 19% of total revenues during fiscal 2002. The competitive nature of the document auction market, and the resulting decline in document values, has rendered it difficult for the Company to produce acceptable margins and, therefore, the Company has reversed its involvement with external auctions. Revenues generated through the Company's internal auctions decreased 11% to 50% of total revenues generated in the current year from 60% of total revenues in the previous year. This was principally due to seven auctions conducted during the current fiscal year compared to eight auctions conducted in the previous fiscal year.

        Cost of revenues is comprised of the actual document cost. The cost of shipping and handling charges and related customer charges are not significant. The cost of revenues decreased 18% to 26% of net revenues for fiscal 2003 compared to 34% for fiscal 2002. This decrease in document cost resulted from the Company's reduced participation in external auctions. As noted above, revenues generated in fiscal 2003 from external auctions amounted to only 12% of total revenues. However, the cost of revenues from external auctions amount to 50% of net revenues. During fiscal 2002, 19% of total revenues were generated from external auctions and the corresponding cost of revenues amounted to 52% of net revenues. In comparison, cost of revenues generated from internal auctions during fiscal 2003 amounted to 22% of net revenues and revenues generated from the internet direct purchase program amounted to 23% cost of revenues to net revenues.

        Total operating expenses increased 1% comparing fiscal 2003 to fiscal 2002. Total selling, general and administrative expenses increased 2%. The increase primarily occurred in website advertising expenditures and salaries. Although total advertising expense (including catalog costs) declined by 19% from fiscal 2002 to 2003, internet advertising charges increased to 4% of net revenues during fiscal 2003 from 2% of net revenues during fiscal 2002. Salaries and related taxes increased to 62% of net revenues in fiscal 2003 compared to 49% of net revenues in fiscal 2002. Salaries of the principal owners of the Company were suspended for the first three quarters of fiscal 2002. These salaries resumed in the fourth quarter 2002, however, they are being accrued and not paid to assist the Company's cash position.

        Also included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included net in other income and expense. This amounted to approximately $72,000 operating profit for fiscal 2003 as compared to approximately $42,000 operating profit for fiscal 2002. Rental revenues increased 26% comparing fiscal year 2003 to 2002 as a result of increases in tenants rents. Other income in fiscal 2003 also included approximately $24,000 relating to the settlement of a legal action.




















Item 7. Financial Statements.









                              TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----

           Report of Independent Auditors                          13


           Consolidated Balance Sheets - September 30,
              2003 and 2002                                        14


           Consolidated Statements of Operations for the
              years ended September 30, 2003 and 2002              15


           Consolidated Statements of Stockholders'
              Equity for the years ended September 30,
              2003 and 2002                                        16


           Consolidated Statements of Cash Flows for the
              years ended September 30, 2003 and 2002              17


           Notes to Consolidated Financial Statements              18












REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of Gallery of History, Inc.:




We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.







/s/ PIERCY, BOWLER, TAYLOR & KERN
Certified Public Accountants and Business Advisors, a Professional Corporation






Las Vegas, Nevada
October 21, 2003






GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2003 AND 2002
__________________________________________________________________

                                               2003         2002
                                               ----         ----
         ASSETS

Cash                                       $    2,034   $   12,494
Inventory of documents owned                6,303,706    6,460,125
Deferred tax assets                         1,262,819      965,267
Property and equipment, net                 1,465,499    1,568,553
Other assets                                  156,290      171,288
                                            ---------    ---------
                                           $9,190,348   $9,177,727
                                            =========    =========




       LIABILITIES

Accounts payable                           $   40,124   $   25,046
Notes payable:
  Majority shareholder                      3,158,355    2,809,133
  Other                                     1,545,373    1,579,514
Accrued salaries due to
  majority shareholder                        486,962      172,376
Other liabilities and accruals                 98,073      108,679
                                            ---------    ---------
                                            5,328,887    4,694,748
                                            ---------    ---------


   STOCKHOLDERS' EQUITY

Common stock: $.0005 par value;
  authorized, 20,000,000 shares;
  11,935,308 shares issued                      5,968        5,968
Additional paid-in-capital                  9,851,655    9,870,655
Deferred compensation                           --         (18,709)
Accumulated deficit                        (2,987,491)  (2,366,264)
Common stock in treasury,
  6,309,324 shares, at cost                (3,008,671)  (3,008,671)
                                            ---------    ---------
                                            3,861,461    4,482,979
                                            ---------    ---------
                                           $9,190,348   $9,177,727
                                            =========    =========





See notes to consolidated financial statements.
________________________________________________________________

GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
________________________________________________________________

                                            2003         2002
                                            ----         ----
REVENUES                                $1,323,366   $1,246,716

COST OF REVENUES                           344,035      420,049
                                         ---------    ---------

GROSS PROFIT                               979,331      826,667
                                         ---------    ---------


OPERATING EXPENSES
 Selling, general and administrative     1,502,039    1,471,868
 Depreciation                              169,422      177,980
                                         ---------    ---------
                                         1,671,461    1,649,848


OPERATING LOSS                            (692,130)    (823,181)
                                         ---------    ---------

OTHER INCOME (EXPENSE)
 Interest expense:
    Majority shareholder                  (183,573)    (177,512)
    Other                                 (141,261)    (149,134)
 Rental income, net                         79,195       42,176
 Other                                      18,990        3,153
                                         ---------    ---------
                                          (226,649)    (281,317)
                                         ---------    ---------

NET LOSS BEFORE INCOME TAX BENEFIT        (918,779)  (1,104,498)

INCOME TAX BENEFIT                         297,552      368,361
                                         ---------    ---------

NET LOSS                                $( 621,227)  $( 736,137)
                                         =========    =========




BASIC AND DILUTED LOSS PER SHARE             $(.11)       $(.13)
                                              ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING      5,625,984    5,625,984
                                         =========    =========




See notes to consolidated financial statements.
________________________________________________________________



GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
______________________________________________________________


                     Additional                            Common
       Common Stock    Paid-in   Deferred    Accumulated  Stock in
     Shares Par Value  Capital Compensation    Deficit    Treasury      Total
    ------  ---------  ------- ------------    -------    --------      -----

Balance at 10/1/2001
  11,935,308 $5,968 $9,813,072 $( 85,830)  $(1,630,127)$(3,008,671) $5,094,412

Vesting of restricted
stock  --      --       57,583      --            --          --        57,583

Deferred compensation
adjustment
       --      --         --      67,121          --          --        67,121
Net loss
       --      --         --        --        (736,137)       --      (736,137)
  ----------  -----  ---------    ------     ---------   ---------   ---------


BALANCE AT 9/30/2002
  11,935,308  5,968  9,870,655   (18,709)   (2,366,264) (3,008,671)  4,482,979


Vesting of restricted
stock  --      --      (19,000)     --            --          --       (19,000)

Deferred compensation
adjustment
       --      --         --      18,709          --          --        18,709
Net loss
       --      --         --        --        (621,227)       --      (621,227)
  ----------  -----  ---------    ------     ---------   ---------   ---------

BALANCE AT 9/30/2003
  11,935,308 $5,968 $9,851,655   $  --     $(2,987,491)$(3,008,671) $3,861,461
  ==========  =====  =========    ======     =========   =========   =========







See notes to consolidated financial statements.
________________________________________________________________








GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
__________________________________________________________________

                                                  2003          2002
                                                  ----          ----

OPERATING ACTIVITIES
Net cash used in operating activities        $ (224,926)    $ (357,854)
                                              ---------      ---------


INVESTING ACTIVITIES
Proceeds on disposal of property                  1,750           --
Purchase of property and equipment             (102,365)       (21,026)
                                              ---------      ---------
Net cash used in investing activities          (100,615)       (21,026)
                                              ---------      ---------


FINANCING ACTIVITIES
Proceeds from borrowings:
    Majority shareholder                        397,260        459,500
    Other                                       439,214        433,000
Repayments of borrowings:
    Majority shareholder                        (48,038)       (35,606)
    Other                                      (473,355)      (473,477)
                                              ---------      ---------
Net cash provided by financing activities       315,081        383,417
                                              ---------      ---------



NET INCREASE (DECREASE) IN CASH                 (10,460)         4,537

CASH, BEGINNING OF YEAR                          12,494          7,957
                                              ---------      ---------

CASH, END OF YEAR                            $    2,034     $   12,494
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

Because of wide variations in the time between purchase and sale of many of such documents, it has been impractical for the Company to define its operating cycle and, as a result, presents its balance sheet on an unclassified basis.

The company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.


Property and Equipment - Property and equipment (Note 2) are stated at cost. Depreciation of property and equipment are provided on the straight-line method over their estimated useful lives (30 years for buildings and 3-15 years for other classifications). Depreciation expense and certain other expenses related to the Company's building are allocated between operating and rental activities generally on a per square foot basis.

In addition to land, building and equipment, property and equipment also includes the cost to develop internal-use software and the Company's website. These costs are reviewed for possible impairment at least quarterly.


Advertising Costs - Advertising, including all sales material and catalog costs, $181,750 in 2003 and $224,715 in 2002, are generally expensed as incurred and are included in general, selling and administrative expenses. Advertising costs exclude website maintenance costs.


Stock-based compensation - The Company accounts for stock-based employee compensation (Note 6) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.


Net loss per share - For 2032 and 2002, options to purchase 20,000 shares of common stock (Note 6) were excluded from the computation of diluted loss per share because inclusion would have been anti-dilutive. The computation includes 100,000 restricted common shares issued in connection with a consulting agreement which expired during the current fiscal year (Note 9).


Warranty of Authenticity - The Company makes available to its customers a ten-year Certificate of Authenticity, which obligates the Company to refund to the customer the purchase price paid if any document is proven non-authentic. Historically, claims made against the Company pursuant to its Certificates of Authenticity have been immaterial, accordingly, the Company has not established a loss provision for the risk of forgery or for the future cost, if any, of its warranty policy.





2.	PROPERTY AND EQUIPMENT
Property and equipment at September 30, 2003 and 2002, consists of the following:
                                             2003         2002
                                             ----         ----
Land                                     $  580,000   $  580,000
Equipment and furniture                     720,396      712,985
Software                                    437,911      432,994
Office building and improvements          1,653,729    1,586,729
Construction in process                       --          17,000
                                          ---------    ---------
                                          3,392,036    3,329,708
Less accumulated depreciation            (1,926,537)  (1,761,155)
                                          ---------    ---------
                                         $1,465,499   $1,568,553
                                          =========    =========



Approximately 50% of the Company's office building is leased or is available to lease to tenants (Note 8). Property and equipment identifiable with the rental operation and the Company's use is as follows:

                                             2003         2002
                                             ----         ----
Office building                          $1,495,751   $1,445,751
Less accumulated depreciation              (825,373)    (780,519)
                                          ---------    ---------
                                         $  670,378   $  665,232
                                          =========    =========





3.	OTHER ASSETS

Other assets at September 30, 2003 and 2002, consist of the following:

                                             2003         2002
                                             ----         ----
Framing materials                          $102,567     $106,407
Prepaid expenses                             38,444       49,181
Accounts receivable                           --           1,777
Other                                        15,279       13,923
                                            -------      -------
                                           $156,290     $171,288
                                            =======      =======






4.	RELATED PARTY TRANSACTIONS

Prior to 2002, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod, to repay bank debt. The note is due April 30, 2004, with monthly interest payments at a rate of 8%. Interest expense on the related party note was $81,111 for each year during fiscal 2003 and 2002. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal year 2003 and 2002. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit which is 5% as of September 30, 2003. The balance of the funds borrowed was $2,158,355 and $1,809,133 as of September 30, 2003 and September 30, 2002, respectively. Interest expense on these related party borrowings were $102,461 and $96,401 during fiscal years 2003 and 2002, respectively. The funds were used to supplement cash flows from operating activities. Mr. Axelrod has, to the extent reasonable based upon his ability to do so, committed to continue funding or guarantee additional debt, should it be required. Mr. Axelrod also has agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 1, 2004 (Note 5).





5.	NOTES PAYABLE

Notes payable consist of the following at September 30:

                                                  2003          2002
                                                  ----          ----
Majority Shareholder debt (demand rights
  waived through October 1, 2004):
8% note                                       $1,000,000    $1,000,000

Other advances, variable interest rate
 based on the rate applicable to the
 Majority Shareholder's personal line
 of credit (5% at September 30, 2003)          2,158,355     1,809,133
                                               ---------     ---------
                                              $3,158,355    $2,809,133
                                               =========     =========




                                                   2003          2002
                                                   ----          ----
Notes payable, other:
9% Mortgage note payable
 July 15, 2007, collateralized by a building  $1,451,519    $1,529,514

6.5% auto loan payable in 60 monthly
 installments                                     13,854         --

Prime plus 1.5% revolving line of credit
 (up to $100,000) renewing August 2004,
 (5.5% at September 30, 2003),
 collateralized by documents and equipment        80,000        50,000
                                               ---------     ---------
                                              $1,545,373    $1,579,514
                                               =========     =========



Maturities of notes payable are as follows for fiscal years ending
September 30:
                        2004      $  170,151
                        2005       3,256,677
                        2006         107,255
                        2007       1,169,645
                                   ---------
                        Total     $4,703,728
                                   =========








6.	COMMON STOCK AND STOCK OPTIONS

A maximum of 1,100,650 shares of common stock were reserved for issuance of stock options. Options to purchase 20,000 shares of common stock at an exercise price of $4.50 were issued in prior years. The authority to issue additional options without further shareholder approval has expired. The outstanding options expire in August, 2004.



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






7.	INCOME TAXES

The following summarizes the components of deferred income taxes at September 30, 2003 and 2002:

                                      2003          2002
                                      ----          ----
Deferred tax assets
  Net operating losses            $1,311,015    $1,116,439
  Other                              174,141        87,635
                                   ---------     ---------
                                   1,485,156     1,204,074

Deferred tax liabilities
  Depreciation                      (222,337)     (238,807)
                                   ---------     ---------
Net deferred tax assets           $1,262,819    $  965,267
                                   =========     =========




The differences between the normal federal statutory rate of 34% applied to loss before income taxes and the Company's effective rate is:

                                           Tax                    Tax
                                  2003    rate         2002      rate
                                  ----    ----         ----      ----
Benefit at statutory rate     $(312,385)  (34%)    $(375,529)    (34%)
Other                            14,833     2%         7,169       2%
                               --------   ----      --------     ----
Income tax benefit            $(297,552)  (32%)    $(368,361)    (32%)
                               ========   ====      ========     ====




As of September 30, 2003, the Company had federal income tax loss carryforwards available to reduce future tax payment obligations
$3,855,927 and expiring from 2009 to 2023.






8.	RENTAL INCOME, NET

The Company leases office space in its office building to tenants under non-cancelable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods expire from 2004 to 2013 with various renewal options. Gross rental income for the periods ended September 30, 2003 and 2002 was $156,243 and $124,385, respectively. Building operating costs, including primarily depreciation, repairs and maintenance, janitorial, utilities and property taxes, totaled $77,047 and $82,209 in 2003 and 2002, respectively.

Future minimum lease payments receivable under non-cancelable operating leases as of September 30, 2003, excluding contingent amounts applicable to reimbursable expenses, are as follows:

                        2004          $ 144,688
                        2005            103,018
                        2006             94,242
                        2007             95,970
                        2008             96,127
                        Thereafter      404,131
                                       --------
                        Total         $ 938,176
                                       ========






9.	RESTRICTED COMMON STOCK

Prior to fiscal 2002, the Company entered into an agreement with an unrelated investment banker and money manager. As compensation for the consulting services, the Company issued 100,000 restricted shares of its common stock, which vested over the three-year term of the agreement which has expired as of September 30, 2003.






10.     MANAGEMENT'S PLANS

Historically, cash flow deficiencies have been funded with borrowings from the Majority Shareholder. As discussed in Note 4, the Majority Shareholder has agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through October 1, 2004. Management believes, but there is no assurance, that although available, as needed, the need for such borrowing should diminish and profitability and cash flows should improve with the full implementation of the Company's strategic plans.

Participation in low margin external auctions has been discontinued. The Company continues to develop its direct purchase website with encouraging results. The market potential of this distribution channel is world-wide, and unlimited in terms of inventory exposure. The Company has seen steady increases in the revenue production of this channel. The website has been materially enlarged to include more than 14,000 document choices spread over an expanded list of categories and historical genres. And as the Company moves into fiscal 2004, the aggressive development of the website continues, with a short-term goal of ultimately offering upwards of 25,000 to 30,000 pieces. With no added costs, the Company can, in time, add its entire inventory to this outlet. The Company also continues its investigation of productive web links with other organizations, thus expanding its market through cooperative alliances.

In fiscal 2004, the Company will also continue its internal auctions and mailings to a proven list of 5000 clients.






11.	SUPPLEMENTAL CASH FLOWS INFORMATION

Reconciliation of net loss to net cash used in operating activities:

                                                  2003           2002
                                                  ----           ----
Net loss                                      $(621,227)     $(736,137)
Depreciation and amortization                   198,219        204,076
Common stock issued for services                   (291)       124,704
Net loss on disposal of property                  5,450             42
(Increase) decrease in:
    Accounts receivable                           1,777         30,483
    Deferred tax assets                        (297,552)      (368,361)
    Inventory of documents owned                156,419        313,008
    Other assets                                 13,221          1,073
Increase (decrease) in:
    Accounts payable                             15,078       (33,352)
    Accrued and other liabilities               303,980        106,610
                                               --------       --------
Net cash used in operating activities         $(224,926)     $(357,854)
                                               ========       ========


Cash paid during the year for interest        $ 325,149      $ 324,347
                                               ========       ========








Item 8.  Disagreements With Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------------
None.






Item 8a. Controls and Procedures
         -----------------------

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

                                                          Has Served
                                                          as Director
                               Position(s) with           Continuously
Name                   Age     the Company                   Since
----                   ---     ----------------           ------------

Todd M. Axelrod        54    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           55    Treasurer/Assistant              1984
                             Secretary and Director

Pamela Axelrod         48    Executive Vice President and     1995
                             Director

Dr. Michael Rosenman   42    Director                         2002

Glenn Olnick           57    Director                         2003


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

     Todd M. Axelrod has been Chairman of the Board of Directors and President of the Company since its inception in November 1981. Mr. Axelrod has been a private collector of valuable historical documents since 1968. Mr. Axelrod authored a book entitled The Handbook of Historical Documents - A Guide to Owning History.

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

     Glenn Olnick has been employed in the brokerage industry for a number of firms since 1980. From February 1991 to October 2001, Mr. Olnick worked with McDermid St. Lawrence Securities as a senior retail broker specializing in small and mid cap securities, working with numerous companies, advising them on corporate direction, fund raising, investment strategies, takeovers and acquisitions. In October 2001, Mr. Olnick joined Haywood Securities in the same capacity as with McDermid. In August of 2002, Mr. Olnick retired from the brokerage industry. From then until the present, Mr. Olnick has worked as a consultant to a number of private and public companies.



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

    To the Company's knowledge, during the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except as follows: each of Dr. Rosenman and Mr. Olnick filed their Forms 3 late in December, 2003. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.



Code of Ethics
--------------
     At this time, the Company has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The Company expects to adopt a formal Code of Ethics during the current fiscal year.

     The Company has followed an informal Code of Ethics requiring Board of Directors' approval of any material transaction involving the Company's
Chief Executive Officer and the Chief Financial Officer.   The Company
believes this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct.




Item 10.  Executive Compensation
          ----------------------

     The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2003, 2002, and 2001, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.


                      SUMMARY COMPENSATION TABLE
                      --------------------------

Name and Principal          Fiscal             Annual Compensation
Position                     Year               Salary       Bonus
------------------          ------              ------       -----

Todd M. Axelrod              2003              $127,532    $24,063(1)
  President and Chief        2002                34,781      6,563(2)
  Executive Officer          2001               110,241     19,687(3)

Pamela R. Axelrod            2003              $127,532    $24,062(1)
  Executive Vice-President   2002                34,782      6,562(2)
                             2001               110,241     19,688(3)


(1)	Accrued salaries and bonus earned but not yet paid.
(2)	Accrued salaries and bonus earned but not yet paid.
(3)	Accrued bonus earned but not yet paid.


     During the three-year period ended September 30, 2003, the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options. Options have been granted to Bernard Duke and Barry Fink, both former members of the board of directors. The options were granted August 1999; 10,000 each with a five-year term and $4.50 exercise price.

     During the fiscal year ended September 30, 2003, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 2004. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.











Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

        (a)&(b) The following table sets forth certain information, as of December 1, 2003, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.


Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
--------  -------------------       -----------------------  --------

 Common    Todd M. Axelrod(2)           4,280,824(3)(5)        76.1%
 Stock

 Common    Rod R. Lynam(2)                    210               (4)
 Stock

 Common    Pamela Axelrod(2)            4,280,824(3)(5)        76.1%
 Stock

           Dr. Michael Rosenman               -0-                --

           Glenn Olnick                       -0-                --

 Common    Gerald Newman                  493,000               8.8%
 Stock     1716 Coral Cove Way
           Boca Raton, FL 33496

 Common    All Executive Officers       4,281,034              76.1%
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








Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     Prior to 2002, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod. The note is due April 30, 2004, with monthly interest payments at a rate of 8%. Interest expense on the related party note was $81,111 for each year during fiscal 2003 and 2002. The proceeds from this loan were utilized by the Company to
reduce its outstanding bank line of credit.   The Company has also
borrowed funds from Mr. Axelrod, from time to time during the fiscal year 2003 and 2002. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit which is 5% as of September 30, 2003. The balance of the funds borrowed was $2,158,355 and $1,809,133 as of September 30, 2003 and September 30, 2002, respectively. Mr. Axelrod has, to the extent reasonable based upon his ability to do so, committed to continue funding or guarantee additional debt, should it be required. Mr. Axelrod also has agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 1, 2004. Interest expense on this related party note was $102,461 and $96,401 during fiscal years 2003 and 2002, respectively. The funds were used to supplement cash flows from operating activities.





















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

       3.1  Articles of Incorporation and By-Laws.*

       3.2  Amendment to Articles of Incorporation filed July 9, 1984.*

       3.3  Amendment to Articles of Incorporation filed May 29, 1990.**

      10.5  Gallery of History, Inc. 1992 Stock Option Plan.***

      21    List of Subsidiaries.

      31.1  Certification of Chief Executive Officer pursuant to
            Rule 13a-14(a).

      31.2  Certification of Chief Financial Officer pursuant to
            Rule 13a-14(a).

      32.1  Certification of Chief Executive Officer pursuant to
            Rule 13a-14(b)

      32.2  Certification of Chief Financial Officer pursuant to
            Rule 13a-14(b)



*     Incorporated by reference to the Registrant's Registration
      Statement on Form S-18, File No. 2-95737-LA.

** Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended September 30, 1990, File No. 0-13757.

*** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1994, File No. 0-13757.
      Management Compensatory Plan

**** Incorporated by reference to the Registrant's Form 10-KSB, fiscal year ended September 30, 1996, File No. 0-13757.





(b) Reports on Form 8-K.

    None.







Item 14.  Principal Accountant Fees and Services
          --------------------------------------

     The following table list the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2003 and 2002 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSB.


                                   2003(1)        2002
                                   -------       ------

           Audit Fees (2)          $25,884      $36,267
           Audit-Related Fees            0            0
           Tax Fees (3)                  0        4,400
           All other fees                0            0



     (1) Total audit and tax fees for fiscal 2003 have not yet been billed to the Company.
     (2) Audit fees consist of services rendered to the Company for the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements and related services.
     (3) Tax fees consist of tax compliance and related tax services.


     The audit committee pre-approves all services provided by our independent auditors, Piercy, Bowler, Taylor & Kern. All of the above services and fees were reviewed and approved by the audit committee.


























                                SIGNATURES
                                ----------


     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Dated: December 29, 2003
                                          GALLERY OF HISTORY, INC.

                                          By: /s/ Todd M. Axelrod
                                              -------------------
                                              Todd M. Axelrod,
                                              Chairman and President


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                    Title                    Date
---------                    -----                    ----

/s/ Todd M. Axelrod      President and               December 29, 2003
--------------------     Chairman of the
Todd M. Axelrod          Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant         December 29, 2003
--------------------     Secretary and Director
Rod Lynam                (Principal Financial and
                         Accounting Officer)


/s/ Pamela Axelrod       Executive Vice President    December 29,2003
--------------------     and Director
Pamela Axelrod


/s/ Michael Rosenman     Director                    December 29,2003
--------------------
Michael Rosenman


/s/ Glenn Olnick         Director                    December 29.2003
--------------------
Glenn Olnick