Form 10QSB
period 2003-12-31
GALLERY OF HISTORY INC
filed 2004-02-13
CIK 763730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                   FORM 10-QSB



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended   December 31, 2003


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



The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of February 1, 2004.




                      Part 1  -  FINANCIAL INFORMATION


                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                       CONSOLIDATED  BALANCE  SHEETS
________________________________________________________________________
                                         DECEMBER 31,      SEPTEMBER 30,
                                             2003              2003
                                         (Unaudited)



               ASSETS
Cash                                     $     6,638     $     2,034
Inventory of documents                     6,312,775       6,303,706
Deferred tax assets                        1,339,842       1,262,819
Property and equipment, net                1,416,478       1,465,499
Other assets                                 169,146         156,290
                                          ----------      ----------
TOTAL ASSETS                             $ 9,244,879     $ 9,190,348
                                          ==========      ==========




            LIABILITIES
Accounts payable                         $    95,119     $    40,124
Notes payable:
  Majority shareholder                     3,250,963       3,158,355
  Other                                    1,523,929       1,545,373
Accrued salaries due to
  majority shareholder                       569,650         486,962
Other liabilities and accruals                97,680          98,073
                                          ----------      ----------
TOTAL LIABILITIES                          5,537,341       5,328,887
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,851,655
Accumulated deficit                       (3,141,414)     (2,987,491)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 3,707,538       3,861,461
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,244,879     $ 9,190,348
                                          ==========      ==========


See the accompanying notes to consolidated financial statements.


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
__________________________________________________________________________


                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 2003           2002
                                              ---------      ---------

REVENUES                                     $  272,764     $  368,114

COST OF REVENUES                                 44,000        132,280
                                              ---------      ---------
GROSS PROFIT                                    228,764        235,834
                                              ---------      ---------

OPERATING EXPENSES:
  Selling, general and administrative           358,290        346,063
  Depreciation                                   41,683         42,110
                                              ---------      ---------
TOTAL OPERATING EXPENSES                        399,973        388,173
                                              ---------      ---------

OPERATING LOSS                                 (171,209)      (152,339)
                                              ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense:
    Majority shareholder                        (48,137)       (45,730)
    Other                                       (34,447)       (36,247)
  Rental income, net                             22,650         14,456
  Other                                             197          1,753
                                              ---------      ---------
TOTAL OTHER INCOME (EXPENSE)                    (59,737)       (65,768)
                                              ---------      ---------

NET LOSS BEFORE INCOME TAX BENEFIT             (230,946)      (218,107)

INCOME TAX BENEFIT                               77,023         74,146
                                              ---------      ---------

NET LOSS                                     $ (153,923)    $ (143,951)
                                              =========      =========




BASIC AND DILUTED LOSS PER SHARE                  $(.03)         $(.03)
                                                   ====           ====


WEIGHTED AVERAGE SHARES OUTSTANDING           5,625,984      5,625,984
                                              =========      =========



See the accompanying notes to consolidated financial statements.



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                           THREE MONTHS ENDED DECEMBER 31,
                                                 2003           2002
                                               --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(153,923)     $(143,951)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               49,022         48,891
     Loss on disposal of property, net             --            5,450
     Common stock issued for services              --           (2,999)
     (Increase) decrease in:
       Deferred tax assets                      (77,023)       (74,156)
       Inventory of documents                    (9,069)       105,616
       Other assets                             (12,856)       (11,885)
     (Decrease) increase in:
       Accounts payable                          54,995         59,058
       Accrued expenses and other                82,294         82,195
                                               --------       --------
  Net cash used in operating activities         (66,560)        68,219
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               --          (76,770)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority shareholder                         94,000        104,400
    Other                                        35,000         66,214
  Repayments of borrowings:
    Majority shareholder                         (1,392)       (25,883)
    Other                                       (56,444)      (119,161)
                                               --------       --------
  Net cash provided by financing activities      71,164         25,570
                                               --------       --------

NET INCREASE (DECREASE) IN CASH                   4,604         17,019

CASH, BEGINNING OF PERIOD                         2,034         12,494
                                               --------       --------
CASH, END OF PERIOD                           $   6,638      $  29,513
                                               ========       ========



SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest          $  82,584      $  81,977
                                               ========       ========



See the accompanying notes to consolidated financial statements.








                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________

Basis of Presentation
---------------------

The consolidated financial statements as of December 31, 2003, and for the periods ended December 31, 2003 and 2002, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-KSB, from which the September 30, 2003, balance sheet information is derived.































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



Liquidity and Capital Resources
-------------------------------
        The unique characteristic of some documents owned may become rarer with their current market value rising significantly over time. In many instances the Company has a supply of similar documents that, if marketed simultaneously, may negatively impact market value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market.

        For the three months ended December 31, 2003, the Company had a negative cash flow from operating activities due to inventory purchases and increases in prepaid expenses which were offset by an increase in accounts payable and accrued liabilities, primarily unpaid officer salaries. Historically, the cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and from the Company's majority shareholder and president, Todd Axelrod. The Company's monthly debt service requirement on $4,774,892 of borrowings, including $3,250,963 due to Todd Axelrod, is approximately $27,500.

        The Company plans to improve operating results by taking steps to increase sales through its direct purchase website, its highest margin distribution channel. The Company has seen steady increases in the revenue produced through this outlet. Because of the size and diversity of its inventory, management feels the Company is uniquely positioned to favorably compete with any, and all, firms offering similar products and has enlarged the website to include more than 17,000 document choices spread over a list of categories. In addition, with little added development costs, the Company will be adding much more of its available inventory.

        The Company believes that its current cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing amounts under its existing line of credit ($20,000 available at December 31, 2003), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on favorable terms or at all) and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 2004.




Critical Accounting Policies and Practices
------------------------------------------
        Revenues. The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. Shipping and handling costs and related customer charges are not significant. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents. For each item sold through the Company's internal auctions, a 15% premium is charged. Recently, the Company has greatly increased its use of its website distribution channel to profitably increase sales. The Company's website now includes a list of more than 17,000 documents available for sale. The balance of the Company's sales is from repeat customers through its corporate office.

        Inventory of documents and operating cycle. Documents in inventory are stated at cost on a specific-identification method, not in excess of estimated market value. Management reviews the recorded cost and estimated value of the documents owned on a regular basis (at least quarterly) to determine the adequacy of the allowance for market value declines, if any.

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

        Over the past several years the cost of the Company's inventory has ranged from its present level of approximately $6.3 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of significantly changing the composition of its inventory and, as a result, the Company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.




Results of Operations
---------------------
        Total revenues decreased 26% for the three month periods ended December 31, 2003 compared to December 31, 2002. The decrease was a result of the Company not participating in external auctions as it did in the previous year. The Company had consigned document inventory to other organizations to participate in their auctions.
The competitive nature of the document auction market, and the resulting decline in document values, has rendered it difficult for the Company to produce acceptable margins and, therefore, the Company has currently reduced its involvement with external auctions. Consigned external auctions amounted to 40% of total revenues generated in the previous year period. In addition, the Company's internally conducted auction revenues decreased 36% comparing the current quarter with the previous year. The major reason for the decrease is attributed to the competition and frequency of other similar auctions currently being conducted. Internet related revenues increased 154% comparing the quarter periods to 55% of total revenues for the current quarter compared to 16% of total revenues for the previous year quarter. The Company has enhanced its websites and made available a larger selection of documents that are aggressively priced to compete with the price-driven collector.

        Total cost of revenues decreased 67% to 16% of net revenues for the quarter ended December 31, 2003 compared to 36% of net revenues for the quarter ended December 31, 2002. The decrease in document costs of revenues can be attributed to the decreased revenues generated from externally conducted auctions. Revenues generated from external auctions result in a higher cost because the Company has less control setting the minimum selling price; the reason the Company no longer participates in these external auctions. For the quarters ended December 31, 2003 and 2002, cost of revenues generated from internet sales was 15% and 27%. This compares to internal auctions cost of revenues of 18% and 22% and external auctions in the prior year quarter of 52%.

        Total operating expenses increased 3% comparing the quarter periods ended December 2003 to December 2002. The increase is solely attributed to a 124% increase in advertising charges from 2% of net revenues for the quarter ended December 2002, to 7% of net revenues for the current quarter. The increases are the result of advertising world wide through the internet. Depreciation costs decreased slightly due to certain assets that became fully depreciated.







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











                            Part 2 - Other Information



Item 1-5.	None.



Item 6.		Exhibits and Reports on Form 8-K.
                ---------------------------------
                (a)  Exhibits.
                     Exhibit 31.1 Certification of Chief Executive
                        Officer pursuant to Rule 13a-14(a).
                     Exhibit 31.2 Certification of Chief Financial
                        Officer pursuant to Rule 13a-14(a).
                     Exhibit 32.1 Certification of Chief Executive
                        Officer pursuant to Rule 13a-14(b).
                     Exhibit 32.2 Certification of Chief Financial
                        Officer pursuant to Rule 13a-14(b).



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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   February 13, 2004        /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   February 13, 2004         /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)