Form 10QSB
period 2004-03-31
GALLERY OF HISTORY INC
filed 2004-05-14
CIK 763730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the quarterly period ended   March 31, 2004


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


The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of May 1, 2004.




                     Part 1  -  FINANCIAL INFORMATION
                     --------------------------------

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
________________________________________________________________________
                                           MARCH 31,      SEPTEMBER 30,
                                             2004              2003
                                         (Unaudited)


               ASSETS
Cash                                     $     2,087     $     2,034
Inventory of documents                     6,361,559       6,303,706
Deferred tax assets                        1,339,842       1,262,819
Property and equipment, net                1,369,182       1,465,499
Other assets                                 177,007         156,290
                                          ----------      ----------
TOTAL ASSETS                             $ 9,249,677     $ 9,190,348
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $    98,777     $    40,124
Notes payable:
  Majority stockholder                     3,396,334       3,158,355
  Other                                    1,522,008       1,545,373
Accrued salaries due to
  majority shareholder                       636,725         486,962
Other liabilities and accruals               124,847          98,073
                                          ----------      ----------
TOTAL LIABILITIES                          5,778,691       5,328,887
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,851,655
Accumulated deficit                       (3,377,966)     (2,987,491)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 3,470,986       3,861,461
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,249,677     $ 9,190,348
                                          ==========      ==========



See the accompanying notes to consolidated financial statements.




              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                   MARCH 31,                  MARCH 31,
                               2004        2003          2004        2003
                             --------    --------     ---------   ---------

REVENUES                    $ 314,858   $ 376,547    $  587,622  $  744,662

COST OF GOODS SOLD             44,328      87,082        88,328     219,362
                             --------    --------     ---------   ---------
GROSS PROFIT                  270,530     289,465       499,294     525,300
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              399,195     394,313       757,485     740,376
 Depreciation                  39,957      42,463        81,640      84,573
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      439,152     436,776       839,125     824,949
                             --------    --------     ---------   ---------

OPERATING LOSS               (168,622)   (147,311)     (339,831)   (299,649)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (49,504)    (44,338)      (97,641)    (90,068)
   Other                      (33,751)    (34,443)      (68,198)    (70,690)
 Rental income, net            15,319      24,282        37,969      38,738
 Other                              6           7           203       1,759
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (67,930)    (54,492)     (127,667)   (120,261)
                             --------    --------     ---------   ---------

LOSS BEFORE INCOME
 TAX BENEFIT                 (236,552)   (201,803)     (467,498)   (419,910)

INCOME TAX BENEFIT              --         68,613        77,023     142,769
                             --------    --------     ---------   ---------

NET LOSS                    $(236,552)  $(133,190)   $ (390,475) $ (277,141)
                             ========    ========     =========   =========


BASIC AND DILUTED LOSS
 PER SHARE:                     $(.04)      $(.02)        $(.07)      $(.05)
                                 ====        ====          ====        ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                             ========    ========     =========   =========


See the accompanying notes to consolidated financial statements.



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                             SIX MONTHS ENDED MARCH 31,
                                                 2004           2003
                                               --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(390,475)     $(277,141)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               96,318         98,692
     Loss on disposal of property, net             --            1,750
     (Increase) decrease in:
       Deferred tax assets                      (77,023)      (142,769)
       Inventory of documents                   (57,853)       147,720
       Other assets                             (20,717)       (12,417)
     (Decrease) increase in:
       Accounts payable                          58,653         89,252
       Accrued expenses and other               176,536        177,262
                                               --------       --------
  Net cash provided by (used in)
   operating activities                        (214,561)        82,349
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               --          (88,101)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                        241,000        104,400
    Other                                       137,000        236,214
  Repayments of borrowings:
    Majority stockholder                         (3,021)       (39,321)
    Other                                      (160,365)      (293,587)
                                               --------       --------
  Net cash provided by financing activities     214,614          7,706
                                               --------       --------

NET INCREASE IN CASH                                 53          1,954

CASH, BEGINNING OF PERIOD                         2,034         12,494
                                               --------       --------
CASH, END OF PERIOD                           $   2,087      $  14,448
                                               ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest          $ 165,839      $ 160,758
                                               ========       ========



See the accompanying notes to consolidated financial statements.







                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________



Basis of Presentation
---------------------

The consolidated financial statements as of March 31, 2004, and for the periods ended March 31, 2004 and 2003, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-KSB, from which the September 30, 2003, balance sheet information is derived.





Contingency
-----------

The Company has incurred significant operating losses for the past several years. Its ability to satisfy its obligations when due has been largely dependent upon debt financing, including loans from its majority stockholder. While management believes the Company's inventory of historical documents has appreciated significantly, until sales of such documents in the ordinary course of business can be increased to a level that sustains profitable operations, additional borrowings will be needed to enable the Company to continue its business of selling historical documents to the general public.














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



Overview
--------
Gallery of History, Inc. and its 100%-owned subsidiaries (collectively the Company), acquires documents of historical or social significance and markets these documents to the general public as discussed later herein. Except for the cost of documents that are sold and certain selling expenses, most of the Company's other costs and expenses are relatively fixed. While management believes that the Company's inventory of documents has substantially appreciated, the Company has been unable to produce sufficient sales to the general public and has incurred significant operating losses for the past several years. (See also discussion of the Company's operating cycle under "Critical Accounting Estimates, Policies, and Practices" below.) As a result, the Company has been (and will continue to be) dependent upon debt financing, including loans from its majority stockholder, to satisfy its obligations when due.

To increase sales and gross profit and decrease selling expenses, the Company is in the process of reorganizing its methods of distribution to emphasize internet catalog sales. The following discussion highlights the significant progress that has been made in this regard. The Company believes, but there is no assurance, that, as sales increase through these and other efforts, profitable operations can be achieved, decreasing and eventually eliminating the Company's dependence on borrowings to finance its cash flow requirements.








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

       Negative cash flows from operations incurred in the first six months of fiscal 2004 resulted primarily from the net operating loss and purchases of additional document inventory. The document purchases were offset by an increase in accounts payable and accrued liabilities. Accounts payable increased due to outstanding document purchases unpaid and accrued liabilities increased primarily as a result of unpaid officer salaries. Historically, the cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and from the Company's majority stockholder and president, Todd Axelrod.

       The Company plans to improve operating results by taking steps to increase sales through its direct purchase website, its highest margin distribution channel. The Company has seen steady increases in the revenue produced through this outlet. Because of the size and diversity of its inventory, management feels the Company is uniquely positioned to favorably compete with any, and all, firms offering similar products. The Company continues to add much more of its available inventory to the website.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing amounts under its existing line of credit, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on favorable terms or at all) and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 2004.



Critical Accounting Estimates, Policies and Practices
-----------------------------------------------------
       Revenues. The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. Shipping and handling costs and related customer charges are not significant. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents. For each item sold through the Company's auctions, a 15% premium is charged. Recently, the Company has greatly increased its use of its website distribution channel to profitably increase sales. The balance of the Company's sales is from repeat customers through its corporate office.



       Inventory of documents and operating cycle. Documents in inventory are stated at cost on a specific-identification method, not in excess of estimated market value. Management reviews the recorded cost and estimated value of the documents owned on a regular basis (at least quarterly) to determine the adequacy of the allowance for market value declines, if any. Management believes that any future changes in such allowance are not likely to have any material effect on the Company.

       Management believes that the Company's inventory of documents is generally appreciating, not depreciating, in value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends or expects to sell in a year or even aggressively market. Based on an aggregate historical cost, (not number of documents), only about one-third of the Company's documents are listed on one or more of the various distribution channels or displayed for sale. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical for the Company to define its operating cycle and, as a result, the Company presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

       Over the past several years the cost of the Company's inventory has ranged from its present level of approximately $6.3 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of significantly changing the composition of its inventory.



       Deferred tax assets. The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets are not likely to be utilized as a result of any gain on the Company's appreciated document inventory, if sold in bulk. The hypothetical gain and related tax affect is estimated based on management perception of market activity and value and historical profit margins and trends. Such estimates are revised quarterly.











Results of Operations
---------------------

       Total revenues decreased 16% for the three month period and 21% for the six month period ended March 31, 2004 compared to the previous year numbers. The Company's catalog auction revenues as a percentage of total sales decreased 29% to 46% for the current quarter compared to 65% in the previous year quarter. Comparing the six month period, catalog auction revenues as a percentage of total sales decreased 24% to 37% in the current six month period from 49% in the previous year six month period. The major reason for the decrease is attributed to the competition and frequency of other similar auctions currently being conducted. The Company has not consigned document inventory to other organizations to participate in their auctions in the current year as it did in the previous year. Consigned external auctions amounted to 20% of total revenues generated in the previous year period. The competitive nature of the document auction market, and the resulting decline in document values, has rendered it difficult for the Company to produce acceptable margins and, therefore, the Company has discontinued its involvement with external auctions. Revenues generated from the Company's website as a percentage of total sales increased 67% comparing the quarter periods to 45% for the current quarter compared to 27% for the previous year quarter. Comparing the six month period, internet revenues as a percentage of total sales increased 127% to 50% of total revenues in the current six month period from 22% in the previous year six month period. The Company has enhanced its websites and made available a larger selection of documents that are aggressively priced to compete with the price-driven collector.

       Total cost of revenues as a percentage of total sales decreased 39% to 14% for the quarter ended March 31, 2004 compared to 23% for the quarter ended March 31, 2003. Total cost of revenues as a percentage of total sales decreased 48% to 15% for the six month period ended March 31, 2004 compared to 29% for the previous year six month period. The decrease in document costs resulted from the improved margins the Company can realize from its increasing internet related revenues compared to revenues generated from externally conducted auctions.

       Selling, general, and administrative expenses, to a large extent, do not fluctuate with sales volume and increased slightly comparing the quarters and six month periods. The increase is primarily attributable to increased advertising of 6% of net revenues for the current year period compared to 3% of net revenues for the previous year period. The increase was the result of advertising world wide through the internet. Depreciation costs decreased slightly due to certain assets that became fully depreciated.















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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   May 14, 2004             /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   May 14, 2004             /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)