Form 10QSB
period 2004-06-30
GALLERY OF HISTORY INC
filed 2004-08-13
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-QSB



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended   June 30, 2004


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




The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of August 1, 2004.



                     Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________

                                           JUNE 30,      SEPTEMBER 30,
                                             2004            2003
                                         (Unaudited)
                                          ---------       ----------

               ASSETS
Cash                                     $     6,482     $     2,034
Inventory of documents                     6,457,510       6,303,706
Deferred tax assets                        1,339,842       1,262,819
Property and equipment, net                1,328,969       1,465,499
Other assets                                 144,505         156,290
                                          ----------      ----------
TOTAL ASSETS                             $ 9,277,308     $ 9,190,348
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $    48,004     $    40,124
Notes payable:
  Majority stockholder                     3,657,577       3,158,355
  Other                                    1,499,932       1,545,373
Accrued salaries due to
  majority shareholder                       719,413         486,962
Other liabilities and accruals               124,625          98,073
                                          ----------      ----------
TOTAL LIABILITIES                          6,049,551       5,328,887
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,851,655
Accumulated deficit                       (3,621,195)     (2,987,491)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 3,227,757       3,861,461
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,277,308     $ 9,190,348
                                          ==========      ==========




See the accompanying notes to consolidated financial statements.




              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   JUNE 30,                  JUNE 30,
                               2004        2003          2004        2003
                             --------    --------     ---------   ---------

REVENUES                    $ 284,436   $ 305,185    $  872,058  $1,049,847

COST OF GOODS SOLD             39,742      69,166       128,070     288,528
                             --------    --------     ---------   ---------
GROSS PROFIT                  244,694     236,019       743,988     761,319
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              383,767     419,118     1,141,251   1,159,494
 Depreciation                  36,455      42,779       118,096     127,352
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      420,222     461,897     1,259,347   1,286,846
                             --------    --------     ---------   ---------

OPERATING LOSS               (175,528)   (225,878)     (515,359)   (525,527)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (51,641)    (46,356)     (149,282)   (136,424)
   Other                      (33,799)    (35,397)     (101,997)   (106,087)
 Rental income, net            17,675      19,184        55,644      57,922
 Other                             64      24,392           267      26,151
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (67,701)    (38,177)     (195,368)   (158,438)
                             --------    --------     ---------   ---------

LOSS BEFORE INCOME
 TAX BENEFIT                 (243,229)   (264,055)     (710,727)   (683,965)

INCOME TAX BENEFIT              --         85,333        77,023     228,102
                             --------    --------     ---------   ---------

NET LOSS                    $(243,229)  $(178,722)   $ (633,704) $ (455,863)
                             ========    ========     =========   =========


BASIC AND DILUTED LOSS
 PER SHARE:                     $(.04)      $(.03)        $(.11)      $(.08)
                                 ====        ====          ====        ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========



See the accompanying notes to consolidated financial statements.


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                              NINE MONTHS ENDED JUNE 30,
                                                 2004           2003
                                               --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(633,704)     $(455,863)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization              140,112        148,809
     (Gain) Loss on disposal of property, net       (64)         1,750
     Common stock issued for services              --             (291)
     (Increase) decrease in:
       Deferred tax assets                      (77,023)      (228,102)
       Inventory of documents                  (153,804)       106,937
       Other assets                              11,785        (2,787)
     (Decrease) increase in:
       Accounts payable                           7,880          6,198
       Accrued expenses and other               259,003        260,588
                                               --------       --------
  Net cash used in operating activities        (445,815)      (162,761)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (4,036)       (96,074)
  Proceeds from sale of property                    518
                                               --------       --------
Net cash used for investing activities           (3,518)       (96,074)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                        511,001        327,760
    Other                                       162,000        375,214
  Repayments of borrowings:
    Majority stockholder                        (11,779)       (45,834)
    Other                                      (207,441)      (402,740)
                                               --------       --------
  Net cash provided by financing activities     453,781        254,400
                                               --------       --------

NET INCREASE (DECREASE) IN CASH                   4,448         (4,435)

CASH, BEGINNING OF PERIOD                         2,034         12,494
                                               --------       --------
CASH, END OF PERIOD                           $   6,482      $   8,059
                                               ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest          $ 251,594      $ 242,511
                                               ========       ========


See the accompanying notes to consolidated financial statements.




                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________


Basis of Presentation
---------------------
The consolidated financial statements as of June 30, 2004, and for the three and nine month periods ended June 30, 2004 and 2003, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-KSB, from which the September 30, 2003, balance sheet information is derived.


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



Overview
--------
Gallery of History, Inc. and its 100%-owned subsidiaries
(collectively the Company), acquires documents of historical or social significance and markets these documents to the general public as discussed later herein. Except for the cost of documents that are sold and certain selling expenses, most of the Company's other costs and expenses are relatively fixed. While management believes that the Company's inventory of documents has substantially appreciated, the Company has been unable to produce sufficient volume of sales to the general public and has incurred significant operating losses for the past several years. (See also discussion of the Company's operating cycle under "Critical Accounting Estimates, Policies, and Practices," below.) As a result, the Company has been (and will continue to be) dependent upon debt financing, including loans from its majority stockholder, to satisfy its obligations when due.

To increase sales and gross profit and decrease selling expenses, the Company is in the process of reorganizing its methods of distribution to emphasize internet catalog sales. The following discussion highlights the progress that has been made in this regard. The Company believes, but there is no assurance, that, as sales increase through these and other efforts, profitable operations can be achieved, decreasing and eventually eliminating the Company's dependence on borrowings to finance its cash flow requirements.

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










Liquidity and Capital Resources
-------------------------------

       Negative cash flows from operations incurred in the first nine months of fiscal 2004 resulted primarily from the net operating loss and purchases of additional document inventory. Document purchases increased by 56% comparing purchases in the nine month period ended
June 30, 2004 to June 2003. Historically, the cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and from the Company's majority stockholder and president, Todd Axelrod, which are likely to continue indefinitely.

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



Critical Accounting Estimates, Policies and Practices
-----------------------------------------------------
       Revenues. The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. Shipping and handling costs and related customer charges are not significant in relation to selling prices. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents. For each item sold through the Company's auctions, a 15% premium is charged. Recently, the Company has greatly increased its use of its website distribution channel to profitably increase sales. The balance of the Company's sales is from repeat customers through its corporate office.

       Inventory of documents and operating cycle. Documents in inventory are stated at cost, which is determined on a specific-identification method, not to exceed estimated market value. Management reviews the recorded cost and estimated value of the documents owned individually on a regular basis (at least quarterly) to determine the adequacy of the allowance for market value declines, if any. Management believes that any future changes in such allowance are not likely to have any material effect on the Company.

       Management believes that the Company's inventory of documents is generally appreciating, not depreciating, in value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends or expects to aggressively market or even sell in a year. Based on an aggregate historical cost, (not number of documents), only about one-third of the Company's documents are listed on one or more of the various distribution channels or displayed for sale. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical for the Company to define its operating cycle and, as a result, the Company presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

       Over the past several years the cost of the Company's inventory has ranged from its present level of approximately $6.5 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of significantly changing the composition of its inventory.

       Deferred tax assets. The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets are not likely to be utilized as a result of any gain on the Company's appreciated document inventory, if sold in bulk. The hypothetical gain and related tax affect is estimated based on management's perception of market activity and value and historical profit margins and trends. Such estimates are revised quarterly.






Results of Operations
---------------------
       Total revenues decreased 7% for the three month period ended June 30, 2004, compared to June 30, 2003, and revenues decreased 17% for the nine month period ended June 30, 2004, compared to the nine months ended June 30, 2003. The decrease in revenues resulted from the decline in the Company's catalog auction operation. Comparing the quarter periods, revenues generated from the Company's auctions decreased 37% (36% of total revenues) for the quarter ended June 30, 2004, compared to 52% the previous year quarter. For the nine month period ended June 30, 2004, these revenues decreased 38% compared to the previous year nine month period. The decision to decrease the use of auctions was based on the increasing frequency of other competitive auctions. The Company has also chosen not to consign document inventory to competing auctions in the current year as it did in the previous year. Consigned external auctions amounted to 15% of total revenues generated in the previous year period. The competitive nature of the document auction market, and the resulting decline in document values, has rendered it difficult for the Company to produce acceptable margins and, therefore, the Company has discontinued its involvement with external auctions. The Company has continued to increase its revenues generated through the Company's website. These revenues increased 34% comparing the quarter periods and increased 62% comparing the nine month periods. Internet generated revenues amounted to 49% of total revenues for both the quarter period and the nine month period ended June 30, 2004. This compares to 34% of total revenues during the quarter ended June 30, 2003 and 25% of total revenues generated in the previous year nine month period. The Company continues to enhance its websites and make available a larger selection of documents.

       The Company continues to realize improved margins as a result of increasing internet revenues compared to revenues generated from externally conducted auctions. Total cost of revenues as a percentage of total sales decreased 43% to 14% of net sales for the quarter ended June 30, 2004, compared to 23% of net sales for the quarter ended June 30, 2003. Total cost of revenues as a percentage of total sales decreased 56% to 15% of net sales for the nine month period ended June 30, 2004, compared to 27% of net sales for the period ended June 30, 2003.

       Total operating expenses decreased 9% comparing the quarter periods and decreased 2% comparing the nine month periods. Selling, general, and administrative expenses decreased 8% comparing the quarter periods and decreased 2% comparing the nine month periods. The Company realized a slight decrease in all its major expenses although it increased advertising expense with an increase in internet advertisement. Depreciation costs decreased 15% comparing the quarters and decreased 7% comparing the nine month periods due to certain assets that became fully depreciated.




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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   August 13, 2004          /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   August 13, 2004          /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)