Form 10KSB
period 2004-09-30
GALLERY OF HISTORY INC
filed 2004-12-29
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-KSB

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2004

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant (1,344,950 shares) as of December 15, 2004 was approximately $5,379,800 based upon $4.00, the price at which the stock was sold on such date.

The Registrant had 5,625,984 shares of Common Stock outstanding as of December 15, 2004.

Documents Incorporated by Reference: None


                                     PART I

Item 1. Business

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

       The Company's marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase. For each of the fiscal years 2004 and 2003, the Company held seven auctions and participated in four auctions in 2003 (none in 2004) organized and conducted by other organizations. All of the documents are preserved by utilizing museum quality encapsulation materials, mattings and protective coverings that are characteristically acid-free, and by other steps taken to ensure the longevity of the documents.

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




Competition
-----------
       The Company does not regard the business of marketing historical documents as a definable industry. There are a great number of dealers of historical documents, of which many are only part-time operators. The Company competes primarily with art galleries, antique stores and sellers of other collectible items, as well as dealers in historical documents.

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




Employees
---------
       As of December 15, 2004, the Company had eight full-time, one part-time and three contracted employees, in addition to its four executive officers.




Item 2. Properties

       The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 18,913 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2004, 10,112 square feet was being leased to six tenants for an aggregate monthly rental of $14,284 under leases expiring at varying times from December 2004 through October 2012. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see Note 5 to Consolidated Financial Statements.




Item 3. Legal Proceedings

None.




Item 4. Submission of Matters to a Vote of Security Holders

       On September 27, 2004, the Company held its annual meeting of shareholders for the following purposes: (1) to elect six Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a professional corporation (PBTK), as the Company's independent auditors for the fiscal year ending September 30, 2004.

       At the Meeting the following Directors were elected:

                                VOTES  CAST
                                    FOR                  WITHHELD
        NOMINEES                  ELECTION              AUTHORITY
        --------                  --------              ---------
    Todd M. Axelrod               5,391,349               83,860
    Rod Lynam                     5,391,351               83,858
    Pamela Axelrod                5,391,349               83,860
    Michael Rosenman              5,475,207                    2
    Glen Olnick                   5,475,207                    2
    Leo Berezan                   5,475,207                    2

       Voting for the appointment of Piercy, Bowler, Taylor & Kern as the Company's independent auditors, 5,475,067 shares were in favor, 4 against and 138 abstain.





                                   PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

       (a)(1)(2) The Company's Common Stock, par value $.0005, is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol HIST. According to the records of our transfer agent and ADP Investor Communications Services, as of October 1, 2004 there were approximately 312 holders of record and beneficial owners of the Company's Common Stock. The following table sets forth the high and low sale price for the Company's Common Stock for the periods indicated as reported on NASDAQ.
                                         Low Sale            High Sale
                                           Price                Price
Fiscal 2003
 October 1, 2002 - December 31, 2002      $3.23                $5.10
 January 1, 2003 - March 31, 2003          3.82                 4.15
 April 1, 2003 - June 30, 2003             3.85                 4.05
 July 1, 2003 - September 30, 2003         3.05                 4.59

Fiscal 2004
 October 1, 2003 - December 31, 2003      $4.05                $4.57
 January 1, 2003 - March 31, 2004          3.96                 5.15
 April 1, 2003 - June 30, 2004             3.61                 4.33
 July 1, 2003 - September 30, 2004         3.60                 3.94


(a)(3) Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its internal cash flow use and possible repurchase of its own common stock.

(a)(4) There are no equity compensation plans or any other options to purchase the Company's common stock outstanding as of September 30, 2004.

(b)    Not applicable.

(c)    None.




Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------
       In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company.




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

       The Company has a bank line of credit in the amount of $100,000 through August 2005. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 2%. As of September 30, 2004, there was $80,000 drawn against this line of credit. The Company's term mortgage note was renewed in July 2002 in the amount of $1,541,389 and has a 9% interest rate and a maturity date of July 15, 2007. The note is collateralized by the Company's building. Prior to fiscal 2001, the Company borrowed $1,000,000 from its majority shareholder and president, Todd Axelrod. The note is due April 30, 2005, with interest payments monthly at a rate of 8%. The purpose of this note was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal years 2004 and 2003. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit, which was 5.75% as of September 30, 2004.
The balance of the funds borrowed was $2,904,791 as of September 30, 2004. The funds were used to supplement operating activities.

       The Company believes that its current cash requirements will be met by appropriately managing the timing and volume of new document acquisitions and availability for sale, generating revenues from its operations, drawing amounts available under its existing line of credit facility, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has, to the extent reasonable based upon his ability to do so, committed to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least November 1, 2005.

       Historically, cash flow deficiencies have been funded with borrowing from Mr. Axelrod. Management believes, but there is no assurance, that the need for such borrowing should diminish and profitability and cash flows should improve with the full implementation of the Company's strategic plans.

       The Company is continuing to improve operating results by taking steps to increase sales through its direct purchase website, its highest margin distribution channel. To achieve its strategies, the Company continues to increase inventory available on the internet, intensify marketing strategies for attracting qualified visitors which will increase their traffic and to continue enhancements of the ease-of-use features at our websites. With a market potential that is world-wide, and unlimited in terms of inventory exposure, the Company has seen steady increases in the revenue produced through this outlet. There exists a distinct interest of collectors worldwide but a limited source of dealers to supply this interest. As fiscal 2004 wound to a close the website had been materially enlarged to include approximately 27,000 document choices spread over an expanded list of categories and historical genres. Further, owing to the size and diversity of its inventory, management feels the Company is uniquely positioned to favorably compete with any, and all, firms offering similar products. Equally important is the fact that with no limitations, or added costs for the development of this outlet, the Company could, in time, add most of its available inventory to this outlet, thus providing a global audience with a diversity of choice unparalleled in our industry. The Company also continues its investigation of productive links with other organizations, thus expanding its market through cooperative alliances with firms and/or institutions whose audiences are understood to possess potential as document buyers.

       The Company anticipates no material commitments for capital expenditures in the near term, as the Company is not currently contemplating additional expansion. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.




Critical Accounting Policies and Practices
------------------------------------------
Revenues
--------
       The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. The Company has two primary distribution channels, its direct purchase websites and its internally promoted and managed auctions. Such sales totaled approximately 85% and 77% of the Company's total revenues in 2004 and 2003, respectively. For each item sold through the Company's internal auctions, a 15% premium (processing fee) is charged plus a commission on any consigned sales. Shipping and handling costs and related customer charges are not significant. Revenues generated from the Company's direct purchase website amounted to 48% of total revenues during 2004, up from 27% of total revenues in 2003. The Company generated revenues from externally managed and promoted auctions in fiscal 2003, which amounted to 12% of total revenues; the Company did not participate in any external auctions during fiscal 2004. The balance of the Company's sales are generated through its corporate office.




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

       Over the past several years the cost of the Company's inventory as of its fiscal year end has ranged from its present level of approximately $6.6 million to roughly $7.2 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes. Management has no current intention of significantly changing the composition of its inventory and, as a result, the Company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.





Results of Operations
---------------------
Fiscal 2004 Compared to Fiscal 2003
-----------------------------------
       Revenues decreased 14% comparing the fiscal year ended September 30, 2004, to the fiscal year ended September 30, 2003. Primarily, the decrease is a result of lost revenues associated with the Company's internal and external auctions. The external auctions generated 12% of total revenues in fiscal 2003, however the Company decided to discontinue these low margin auctions in fiscal 2004. The Company's internally promoted auctions decreased 36% comparing the two fiscal years. The catalog auction revenues amount to 37% of total revenues for fiscal 2004 compared to 50% of total revenues generated in fiscal 2003. Competition for the Company's auction audience has increased, reducing margins and, as a result, decreasing the effectiveness of this outlet. By design, revenues generated from our direct purchase website increased 51% year over year. The internet revenues increased to 48% of total revenues for the current year compared to 27% of total revenues generated in the previous year. The results of fiscal 2004 indicate that we have made substantial progress toward our goal of expanding revenues generated through the Company's website.

       Cost of revenues is comprised of the actual document cost. The cost of shipping and handling charges and related customer charges are not significant. The cost of revenues decreased 53% to 14% of net revenues for fiscal 2004 compared to 26% of net revenues for fiscal
2003. This decrease in document cost resulted from the Company's reduced participation in external auctions. Of the 12% of total revenues generated in fiscal 2003 through external auctions, the associated cost of revenues amounted to 50%. In comparison, cost of revenues generated from internal auctions and our internet website during fiscal 2004 amounted to 14% of net revenues. Although revenues decreased by 14% year over year, our resulting gross profit decrease was less the one percentage point due to the decrease in cost of revenues.

       Total operating expenses increased 1% comparing fiscal 2004 to fiscal 2003. The Company realized a reduction in nearly all operating expense areas including selling, administrative and depreciation expenses. However the Company has increased its advertising costs by 70% year over year to 7% of net revenues in fiscal 2004 compared to 3.5% of net revenues during fiscal 2003. This increase is in line with the Company's marketing strategy for attracting qualified visitors and increase their traffic on the Company's website.

       Also included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included net in other income and expense. This amounted to approximately $70,000 operating profit for fiscal 2004 as compared to approximately $72,000 operating profit for fiscal 2003. Other income in fiscal 2003 also included approximately $24,000 relating to the settlement of a legal action.








Item 7. Financial Statements.










                               TABLE OF CONTENTS
                               -----------------





                                                                   PAGE
                                                                   ----

Report of Independent Auditors                                      12



Consolidated Balance Sheets - September 30, 2004 and 2003           13



Consolidated Statements of Operations for the years ended
September 30, 2004 and 2003                                         14



Consolidated Statements of Stockholders' Equity for the
years ended September 30, 2004 and 2003                             15



Consolidated Statements of Cash Flows for the years ended
September 30, 2004 and 2003                                         16



Notes to Consolidated Financial Statements                          17











                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Board of Directors and Stockholders of Gallery of History, Inc.:



We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.







/s/ PIERCY, BOWLER, TAYLOR & KERN
---------------------------------
Certified Public Accountants and Business Advisors,
a Professional Corporation




Las Vegas, Nevada
November 10, 2004









GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND 2003
__________________________________________________________________

                                               2004         2003
                                               ----         ----

         ASSETS

Cash                                       $   59,868   $    2,034
Inventory of documents owned                6,562,002    6,303,706
Deferred tax assets                         1,339,842    1,262,819
Property and equipment, net                 1,288,830    1,465,499
Other assets                                  140,687      156,290
                                            ---------    ---------
                                           $9,391,229   $9,190,348
                                            =========    =========




       LIABILITIES

Accounts payable                           $   95,500   $   40,124
Notes payable:
  Majority shareholder                      3,904,791    3,158,355
  Other                                     1,457,343    1,545,373
Accrued salaries due to
  majority shareholder                        802,101      486,962
Other liabilities and accruals                137,479       98,073
                                            ---------    ---------
                                            6,397,214    5,328,887
                                            ---------    ---------


   STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  authorized, 20,000,000 shares;
  11,935,308 shares issued                      5,968        5,968
Additional paid-in-capital                  9,851,655    9,851,655
Accumulated deficit                        (3,854,937)  (2,987,491)
Common stock in treasury,
  6,309,324 shares, at cost                (3,008,671)  (3,008,671)
                                            ---------    ---------
                                            2,994,015    3,861,461
                                            ---------    ---------
                                           $9,391,229   $9,190,348
                                            =========    =========





See notes to consolidated financial statements.
_______________________________________________________________




GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
________________________________________________________________


                                               2004         2003
                                               ----         ----

REVENUES                                   $1,138,553   $1,323,366

COST OF REVENUES                              160,851      344,035
                                            ---------    ---------
GROSS PROFIT                                  977,702      979,331


OPERATING EXPENSES
 Selling, general and administrative        1,498,871    1,502,039
 Depreciation                                 150,880      169,422
                                            1,649,751    1,671,461
                                            ---------    ---------
OPERATING LOSS                               (672,049)    (692,130)
                                            ---------    ---------

OTHER INCOME (EXPENSE)
 Interest expense:
    Majority shareholder                     (206,832)    (183,573)
    Other                                    (135,393)    (141,261)
 Rental income, net                            69,553       79,195
 Other                                            252       18,990
                                            ---------    ---------
                                             (272,420)    (226,649)
                                            ---------    ---------

NET LOSS BEFORE INCOME TAX BENEFIT           (944,469)    (918,779)

INCOME TAX BENEFIT                             77,023      297,552
                                            ---------    ---------

NET LOSS                                   $( 867,446)  $( 621,227)
                                            =========    =========



BASIC AND DILUTED LOSS PER SHARE                $(.15)       $(.11)
                                                 ====         ====


WEIGHTED AVERAGE SHARES OUTSTANDING         5,625,984    5,625,984
                                            =========    =========





See notes to consolidated financial statements.
________________________________________________________________



GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
______________________________________________________________________________


                     Additional                            Common
       Common Stock    Paid-in   Deferred    Accumulated  Stock in
     Shares Par Value  Capital Compensation    Deficit    Treasury      Total
     ------ ---------  ------- ------------    -------    --------      -----


Balance at October 1, 2002
  11,935,308 $5,968 $9,870,655  $(18,709) $(2,366,264) $(3,008,671) $4,482,979

Vesting of restricted stock
        --     --      (19,000)     --           --           --       (19,000)

Deferred compensation adjustment
        --     --         --      18,709         --           --        18,709

Net loss
        --     --         --        --       (621,227)        --      (621,227)


BALANCE AT SEPTEMBER 30, 2003
  11,935,308  5,968  9,851,655      --     (2,987,491)  (3,008,671)  3,861,461


Net loss
        --     --         --        --       (867,446)        --      (867,446)


BALANCE AT SEPTEMBER 30, 2003
  11,935,308 $5,968 $9,851,655  $    --   $(3,854,937) $(3,008,671) $2,994,015
  ==========  =====  =========    ======   ==========   ==========   =========














See notes to consolidated financial statements.
________________________________________________________________







GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
__________________________________________________________________

                                               2004         2003
                                               ----         ----

OPERATING ACTIVITIES
Net cash used in operating activities      $( 597,054)  $( 224,926)

                                            ---------    ---------


INVESTING ACTIVITIES
Proceeds on disposal of property                  518        1,750
Purchase of property and equipment             (4,036)    (102,365)
                                            ---------    ---------
Net cash used in investing activities          (3,518)    (100,615)
                                            ---------    ---------


FINANCING ACTIVITIES
Proceeds from borrowings:
    Majority shareholder                      760,501      397,260
    Other                                     182,000      439,214
Repayments of borrowings:
    Majority shareholder                      (14,065)     (48,038)
    Other                                    (270,030)    (473,355)
                                            ---------    ---------
Net cash provided by financing activities     658,406      315,081
                                            ---------    ---------


NET INCREASE (DECREASE) IN CASH                57,834      (10,460)

CASH, BEGINNING OF YEAR                         2,034       12,494
                                            ---------    ---------
CASH, END OF YEAR                          $   59,868   $    2,034
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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures, some of which may require revision in future periods. Estimated valuation allowances for deferred tax assets (Note 7) are subject to material changes within the next year.

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

Advertising Costs - Advertising costs, $218,080 in 2004 and $181,750 in 2003, including all sales material and catalog costs, are generally expensed as incurred and are included in general, selling and administrative expenses. Advertising costs exclude website maintenance costs.

Stock-based compensation - The Company accounts for stock-based employee compensation (Note 6) using the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Net loss per share - For 2003, options to purchase 20,000 shares of common stock (Note 6) were excluded from the computation of diluted loss per share because inclusion would have been anti-dilutive. The computation includes 100,000 restricted common shares issued in connection with a consulting agreement which expired during fiscal 2003 (Note 9).

Certificates of Authenticity - The Company makes available to its customers a ten-year Certificate of Authenticity, which obligates the Company to refund to the customer the purchase price paid if any document is proven non-authentic. Claims made against the Company pursuant to its Certificates of Authenticity have been immaterial, accordingly, the Company has not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.




2.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004 and 2003, consists of the following:
                                              2004         2003
                                              ----         -----
Land                                     $  580,000   $  580,000
Equipment and furniture                     599,313      720,396
Software                                    440,796      437,911
Office building and improvements          1,653,729    1,653,729
                                          3,273,838    3,392,036
Less accumulated depreciation            (1,985,008)  (1,926,537)
                                          ---------    ---------
                                         $1,288,830   $1,465,499
                                          =========    =========

Approximately 50% of the Company's office building is leased or is available to lease to tenants (Note 8). Property and equipment identifiable with the rental operation and the Company's use is as follows:

                                              2004         2003
                                              ----         ----
Office building                          $1,495,751   $1,495,751
Less accumulated depreciation              (882,145)    (825,373)
                                          ---------    ---------
                                         $  613,606   $  670,378
                                          =========    =========



 3.      OTHER ASSETS

Other assets at September 30, 2004 and 2003, consist of the following:

                                              2004         2003
                                              ----         ----
Framing materials                          $102,323     $102,567
Prepaid expenses                             24,316       38,444
Other                                        14,048       15,279
                                            -------      -------
                                           $140,687     $156,290
                                            =======      =======




4.	RELATED PARTY TRANSACTIONS

Prior to 2003, the Company borrowed $1,000,000 from its principal officer/ stockholder, Todd Axelrod, to repay bank debt. The note is due April 30, 2005, with monthly interest payments at a rate of 8%. Interest expense on the related party note was $81,333 and $81,111 for fiscal years 2004 and 2003, respectively. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal year 2004 and 2003. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit which is 5.75% as of September 30, 2004. The balance of the funds borrowed was $2,904,791 and $2,158,355 as of September 30, 2004 and September 30, 2003,
respectively. Interest expense on these related party borrowings were $125,499 and $102,461 during fiscal years 2004 and 2003, respectively. The funds were used to supplement cash flows from operating activities. Mr. Axelrod has, to the extent of his reasonable ability to do so, committed to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least November 1, 2005 (Note 5). To facilitate cash flows, the Company has been accruing salaries and bonuses for Mr. and Mrs. Axelrod. Salaries have been accrued since the latter part of fiscal 2002 and amount to $602,876. Bonuses have been accrued since fiscal 2000 and amount to $199,225.




5.	NOTES PAYABLE

Notes payable consist of the following at September 30:

Notes payable, Majority Shareholder debt
(demand rights waived through November 1, 2005):
                                                  2004          2003
                                                  ----          ----
8% note                                       $1,000,000    $1,000,000

Other advances, interest rate fluctuates
 with the rate applicable to the
 Majority Shareholder's personal line
 of credit (5.75% at September 30, 2004)       2,904,791     2,158,355
                                               ---------     ---------
                                              $3,904,791    $3,158,355
                                               =========     =========




Notes payable, other:
                                                  2004          2003
                                                  ----          ----
9% Mortgage note payable July 15, 2007,
 collateralized by a building                 $1,366,493    $1,451,519

6.5% auto loan payable in 60 monthly
 installments                                     10,850        13,854

Prime plus 2% revolving line of credit
 (up to $100,000) renewing August 2005,
 (6.75% at September 30, 2004),
 collateralized by documents and equipment        80,000        80,000
                                               ---------     ---------
                                              $1,457,343    $1,545,373
                                               =========     =========

Maturities of notes payable are as follows for fiscal years ending
September 30:
                      2005            $  178,323
                      2006             4,012,046
                      2007             1,171,185
                      2008                   580
                                       ---------
                      Total           $5,362,134
                                       =========



6.	COMMON STOCK AND STOCK OPTIONS

A maximum of 1,100,650 shares of common stock were reserved for issuance of stock options. Options to purchase 20,000 shares of common stock at an exercise price of $4.50 expired in August 2004. The authority to issue additional options without further shareholder approval has also expired.

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



7.	INCOME TAXES

The following summarizes the components of deferred income taxes at September 30, 2004 and 2003:
                                          2004          2003
Deferred tax assets                       ----          ----
  Net operating losses, net of
    reserves of $241,354 and $0      $1,235,040    $1,311,015
  Other                                 282,925       174,141
                                      ---------     ---------
                                      1,517,965     1,485,156
Deferred tax liabilities
  Depreciation                         (178,123)     (222,337)
                                      ---------     ---------
Net deferred tax assets              $1,339,842    $1,262,819
                                      =========     =========

The differences between the normal federal statutory rate of 34% applied to loss before income taxes and the Company's effective rate is:
                                           Tax                    Tax
                                  2004    rate          2003     rate
                                  ----    ----          ----     ----
Benefit at statutory rate     $(321,119)  (34%)     $(312,385)   (34%)
Reserve against tax benefit     241,354    26%           --       --
Other                             2,562     0%         14,833      2%
                               --------   ----       --------    ----
Income tax benefit            $ (77,023)  ( 8%)     $(297,552)   (32%)
                               ========   ====       ========    ====

The entire tax benefit attributable to fiscal year 2004 of $318,557 is recognized net of a reserve of $241,354 because its future realization is not assured.

As of September 30, 2004, the Company had federal income tax loss carryforwards available to reduce future tax payment obligations of $4,337,849 and expiring from 2009 to 2024.



8.	RENTAL INCOME, NET

The Company leases office space in its office building to tenants under non-cancelable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods expire from 2004 to 2012 with various renewal options. Gross rental income for the periods ended September 30, 2004 and 2003 was $148,851 and $156,243, respectively. Building operating costs, including primarily depreciation, repairs and maintenance, janitorial, utilities and property taxes, totaled $79,299 and $77,047 in 2004 and 2003, respectively.

Future minimum lease payments receivable under non-cancelable operating leases as of September 30, 2004, excluding contingent amounts applicable to reimbursable expenses, are as follows:

                  2005               $ 146,235
                  2006                 121,411
                  2007                  95,756
                  2008                  95,907
                  2009                  97,599
                  Thereafter           305,202
                                      --------
                  Total              $ 862,110
                                      ========



9.	RESTRICTED COMMON STOCK

Prior to fiscal 2003, the Company entered into an agreement with an unrelated investment banker and money manager. As compensation for the consulting services, the Company issued 100,000 restricted shares of its common stock, which vested over the three-year term of the agreement which has expired as of September 30, 2003.




10.	MANAGEMENT'S PLANS

Historically, cash flow deficiencies have been funded with borrowings from the Majority Shareholder. As discussed in Note 4, the Majority Shareholder has agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through November 1, 2005. Management believes, but there is no assurance, that although expected to be available, as needed, the need for such borrowing should diminish and profitability and cash flows should improve if the Company can continue to increase internet sales in an effort to increase gross profit and decrease selling expenses and find additional profitable outlets for its documents.

The market potential of the internet distribution channel is world-wide, and unlimited in terms of inventory exposure. There is a known interest of collectors worldwide, but there is a highly limited source of dealers to supply it. The website has been materially enlarged to include more than 22,000 document choices spread over an expanded list of categories and historical genres. And as the Company moves in to fiscal 2005, the aggressive development of the website continues with its strategies to increase inventory on the internet, intensify marketing strategies for attracting qualified visitors which will increase their traffic and to continue enhancements of ease-of-use features. The Company also continues its investigation of productive web links with other organizations, thus expanding its market through cooperative alliances.

In fiscal 2005, the Company will also continue its internal auctions and mailings to a list of 5000 autograph collectors, dealers and Gallery of History clients.





11.	SUPPLEMENTAL CASH FLOWS INFORMATION

Reconciliation of net loss to net cash used in operating activities:

                                                 2004           2003
                                                 ----           ----
Net loss                                      $(867,446)     $(621,227)
Depreciation and amortization                   180,236        198,219
Common stock issued for services                   --             (291)
Net (gain)loss on disposal of property              (49)         5,450
(Increase) decrease in:
    Accounts receivable                           --             1,777
    Deferred tax assets                         (77,023)      (297,552)
    Inventory of documents owned               (258,296)       156,419
    Other assets                                 15,603         13,221
Increase (decrease) in:
    Accounts payable                             55,376         15,078
    Accrued and other liabilities               354,545        303,980
                                               --------       --------
Net cash used in operating activities         $(597,054)     $(224,926)
                                               ========       ========
Cash paid during the year for interest        $ 342,496      $ 325,149
                                               ========       ========


Item 8.  Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 8a. Controls and Procedures

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



Item 8b.  Other Information - None.





                                    PART III
                                    --------
 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Significant Employees
-------------------------------------------------------
       Set forth below are the present directors, executive officers and any significant employees of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.
                                                          Has Served
                                                          as Director
                               Position(s) with           Continuously
Name                   Age     the Company                   Since
----                   ---     ----------------------        -----
Todd M. Axelrod        55    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           56    Treasurer/Assistant              1984
                             Secretary and Director

Pamela Axelrod         49    Executive Vice President and     1995
                             Director

Dr. Michael Rosenman   43    Director                         2002

Glenn Olnick           58    Director                         2003

Leo Berezan            49    Director                         2004

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

       Leo Berezan has been employed the last thirty years in real estate development and property management. He is an owner and manager of various real estate holdings, industrial warehouses and office buildings.




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

       To the Company's knowledge, during the fiscal year ended September 30, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.




Code of Ethics
--------------
Effective September 27, 2004, our Company's Board of Directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our Company's directors, President (being our Principal Executive Officer) and Treasurer (being our Principal Financial Officer), as well as our Company's other executive officers and persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)     compliance with applicable governmental laws, rules and regulations;

(4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5) accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our Company's personnel shall be accorded full access to our President with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our Company's personnel are to be accorded full access to our Company's Board of Directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our Company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our Company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our Board of Directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our Company policy to retaliate against any individual who reports in good faith the violation of potential violation of our Company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to 3601 West Sahara Avenue, Promenade Suite, Las Vegas, Nevada 89102.





Item 10. Executive Compensation

       The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2004, 2003, and 2002, of those persons who were (i) the chief executive officer and
(ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.


                         SUMMARY COMPENSATION TABLE
                         --------------------------
Name and Principal          Fiscal             Annual Compensation
Position                     Year               Salary       Bonus
--------------------         ----               ------       -----
Todd M. Axelrod              2004              $139,124    $26,250
  President and Chief        2003               127,532     24,063
  Executive Officer          2002                34,781      6,563

Pamela R. Axelrod            2004              $139,124    $26,250
  Executive Vice-President   2003               127,532     24,062
                             2002                34,782      6,562

All above accrued salaries and bonus earned but not yet paid.


       During the three-year period ended September 30, 2004, the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

       During the fiscal year ended September 30, 2004, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 2005. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.




Item 11. Security Ownership of Certain Beneficial Owners and Management

       (a)&(b) The following table sets forth certain information, as of December 1, 2004, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by all Directors of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
--------  -------------------       -----------------------  --------
 Common    Todd M. Axelrod(2)           4,280,824(3)(5)        76.1%
 Stock

 Common    Rod R. Lynam(2)                    210               (4)
 Stock

 Common    Pamela Axelrod(2)            4,280,824(3)(5)        76.1%
 Stock

           Dr. Michael Rosenman               -0-                --

           Glenn Olnick                       -0-                --

 Common    Gerald Newman                  493,000               8.8%
 Stock     1716 Coral Cove Way
           Boca Raton, FL 33496

           Leo Berezan                        -0-                --

 Common    All Executive Officers       4,281,034              76.1%
 Stock     and Directors as a
           group (6 persons)


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




Item 12. Certain Relationships and Related Transactions

       Prior to 2002, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod. The note is due April 30, 2005, with monthly interest payments at a rate of 8%.  Interest expense on the related party note was $81,333 and $81,111 for fiscal years 2004 and 2003,respectively.  The proceeds from this loan were utilized by
the Company to reduce its outstanding bank line of credit.   The
Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal year 2004 and 2003. The funds borrowed bear interest at the same rate as Mr. Axelrod pays on his personal line of credit which is 5.75% as of September 30, 2004. The balance of the funds borrowed was $2,904,791 and $2,158,355 as of September 30, 2004 and September 30, 2003, respectively. Mr. Axelrod has, to the extent reasonable based upon his ability to do so, committed to continue funding or guarantee additional debt, should it be required. Mr. Axelrod also has agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least November 1, 2005. Interest expense on this related party note was $125,499 and $102,461 during fiscal years 2004 and 2003, respectively. The funds were used to supplement cash flows from operating activities.





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

14.1  Code of Business Conduct and Ethics.

21    List of Subsidiaries.

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(b).

* Incorporated by reference to the Registrant's Registration Statement on Form S-18, File No. 2-95737-LA.

** Incorporated by reference to the Registrant's Form 10-K for its fiscal year ended September 30, 1990, File No. 0-13757.



(b) Reports on Form 8-K.
None.





Item 14. Principal Accountant Fees and Services

The following table list the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2004 and 2003 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSB.

                             2004(1)                2003
                             ------                 ----
Audit Fees (2)              $15,224               $30,300
Audit-Related Fees                0                     0
Tax Fees (3)                  2,239                 3,039
All other fees                    0                     0

       (1) Total audit and tax fees for fiscal 2004 have not yet been billed to the Company.
       (2) Audit fees consist of services rendered to the Company for the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements and related services.
       (3) Tax fees consist of tax compliance and related tax services.

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


Dated: December 29, 2004

                                         GALLERY OF HISTORY, INC.

                                         By: /s/ Todd M. Axelrod
                                             --------------------
                                             Todd M. Axelrod,
                                             Chairman and President


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                       Date
---------                    -----                       ----

/s/ Todd M. Axelrod      President and                  December 29, 2004
-------------------      Chairman of the
Todd M. Axelrod          Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant            December 29, 2004
-------------            Secretary and Director
Rod Lynam                (Principal Financial and
                         Accounting Officer)


/s/ Pamela Axelrod       Executive Vice President       December 29, 2004
------------------       and Director
Pamela Axelrod


/s/ Michael Rosenman     Director                       December 29, 2004
--------------------
Michael Rosenman


/s/ Glenn Olnick         Director                       December 29, 2004
----------------
Glenn Olnick


/s/ Leo Berezan          Director                       December 29, 2004
---------------
Leo Berezan