Form 10QSB
period 2004-12-31
GALLERY OF HISTORY INC
filed 2005-02-14
CIK 763730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended   December 31, 2004


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


The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of February 1, 2005.



                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                         DECEMBER 31,    SEPTEMBER 30,
                                             2004            2004
                                         (Unaudited)
                                          ---------       ----------

               ASSETS

Cash                                     $     1,020     $    59,868
Inventory of documents                     6,536,288       6,562,002
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,250,132       1,288,830
Other assets                                 151,181         140,687
                                          ----------      ----------
TOTAL ASSETS                             $ 9,278,463     $ 9,391,229
                                          ==========      ==========




            LIABILITIES

Accounts payable                         $    59,056     $    95,500
Notes payable:
  Majority stockholder                     3,969,785       3,904,791
  Other                                    1,453,896       1,457,343
Accrued salaries due to
  majority shareholder                       906,382         802,101
Other liabilities and accruals               101,496         137,479
                                          ----------      ----------
TOTAL LIABILITIES                          6,490,615       6,397,214
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,851,655
Accumulated deficit                       (4,061,104)     (3,854,937)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 2,787,848       2,994,015
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,278,463     $ 9,391,229
                                          ==========      ==========




See the accompanying notes to consolidated financial statements.



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
__________________________________________________________________________

                                               THREE MONTHS ENDED
                                                  DECEMBER 31,
                                              2004            2003
                                            --------        --------

REVENUES                                  $  313,365      $  272,764

COST OF REVENUES                              37,670          44,000
                                           ---------       ---------
GROSS PROFIT                                 275,695         228,764
                                           ---------       ---------


OPERATING EXPENSES:
  Selling, general and administrative        371,284         358,290
  Depreciation                                31,374          41,683
                                           ---------       ---------
TOTAL OPERATING EXPENSES                     402,658         399,973
                                           ---------       ---------

OPERATING LOSS                              (126,963)       (171,209)
                                           ---------       ---------

OTHER INCOME (EXPENSE):
  Interest expense:
    Majority shareholder                     (64,204)        (48,137)
    Other                                    (32,561)        (34,447)
Rental income, net                            17,561          22,650
Other                                           --               197
                                           ---------       ---------
TOTAL OTHER INCOME (EXPENSE)                 (79,204)        (59,737)
                                           ---------       ---------


NET LOSS BEFORE INCOME TAX BENEFIT          (206,167)       (230,946)

INCOME TAX BENEFIT                              --            77,023
                                           ---------       ---------
NET LOSS                                  $ (206,167)     $ (153,923)
                                           =========       =========




BASIC AND DILUTED LOSS PER SHARE               $(.04)         $(.03)
                                           =========       =========


WEIGHTED AVERAGE SHARES OUTSTANDING        5,625,984      5,625,984
                                           =========       =========



See the accompanying notes to consolidated financial statements.




                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                            THREE MONTHS ENDED DECEMBER 31,
                                                  2004           2003
                                                --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(206,167)     $(153,923)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               38,698         49,022
     (Increase) decrease in:
       Deferred tax assets                         --          (77,023)
       Inventory of documents                    25,714         (9,069)
       Other assets                             (10,494)       (12,856)
     (Decrease) increase in:
       Accounts payable                         (36,444)        54,995
       Accrued expenses and other                68,298         82,294
                                               --------       --------
  Net cash used in operating activities        (120,395)       (66,560)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               --             --
..


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                         66,000         94,000
    Other                                       115,000         35,000
  Repayments of borrowings:
    Majority stockholder                         (1,006)        (1,392)
    Other                                      (118,447)       (56,444)
                                               --------       --------
  Net cash provided by financing activities      61,547         71,164
                                               --------       --------


NET INCREASE (DECREASE) IN CASH                 (58,848)         4,604

CASH, BEGINNING OF PERIOD                        59,868          2,034
                                               --------       --------
CASH, END OF PERIOD                           $   1,020      $   6,638
                                               ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest          $  96,765      $  82,584
                                               ========       ========



See the accompanying notes to consolidated financial statements.




                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________



Basis of Presentation
---------------------
The consolidated financial statements as of December 31, 2004, and for the three month period ended December 31, 2004 and 2003, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2004 Annual Report on Form 10-KSB, from which the September 30, 2004, balance sheet information is derived.




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

















                  Part 1 - Item 2  Financial Information

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward Looking Statements
--------------------------
       This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," and similar expressions are intended to identify forward looking statements. Actual results could differ materially from management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company.



Overview
--------
Gallery of History, Inc. and its 100%-owned subsidiaries (collectively the Company) acquires documents of historical or social significance and markets these documents to the general public as discussed later herein. Except for the cost of documents that are sold and certain selling expenses, most of the Company's other costs and expenses are relatively fixed. While management believes that the Company's inventory of documents has substantially appreciated, the Company has been unable to produce sufficient volume of sales to the general public and has incurred significant operating losses for the past several years. (See also discussion of the Company's operating cycle under "Critical Accounting Estimates, Policies, and Practices," below.) As a result, the Company has been (and will continue to be) dependent upon debt financing, including loans from its majority stockholder, to satisfy its obligations when due.

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




Liquidity and Capital Resources
-------------------------------
       Negative cash flows from operations incurred in the first quarter resulted primarily from the net operating loss and a decrease in accounts payable. Historically, the cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and from the Company's majority stockholder and president, Todd Axelrod, which are likely to continue indefinitely.

       The Company is making an effort to improve operating results by taking steps to increase sales through its direct purchase website, its highest margin distribution channel. Because of the size and diversity of its inventory, management feels the Company is uniquely positioned to favorably compete with any firm offering similar products. The Company continues to add much more of its available inventory to the website.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing amounts under its existing line of credit, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on favorable terms or at all) and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least November 2005.




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

       Deferred tax assets. The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets are not likely to be utilized as a result of any gain on the Company's appreciated document inventory, if sold in bulk. The hypothetical gain and related tax effect is estimated based on management's perception of market activity and value and historical profit margins and trends. Such estimates are revised quarterly.




Results of Operations
---------------------
       Total revenues increased 15% comparing the first quarter of fiscal 2005 to fiscal 2004. The increase in revenues resulted from several sales generated from the headquarters office, primarily presidential documents. Revenues from the headquarters office increased 111% year-over-year to 32% of total revenues in the current quarter compared to 17% of total revenues in the prior year first quarter. Revenues decreased 37% in the Company's catalog auction operation comparing the two fiscal year first quarters. The catalog auction revenues generated in the first quarter of 2005 amounted to 15% of total revenues compared to 27% of total revenues for the first quarter of 2004. The decrease continues to be attributed to increased competition in similar type auctions. Unfortunately, revenues generated from the Company's websites fell short of expectations mainly due to a poor December 2004. Revenues decreased 9% comparing the two quarter periods to 44% of total revenues for the current quarter compared to 55% of total revenues generated in the previous year first quarter. Comparing the October and November months of the two quarters, the current fiscal year was up by 12%; however comparing the two December months, revenues generated in December 2004 decreased by 34% compared to December 2003.

       The Company continues to realize improved margins as a result of increasing internet revenues compared to revenues generated from its other sources. Total cost of revenues as a percentage of total sales decreased 14% to 12% of net sales for the quarter ended December 31, 2004, compared to 16% of net sales for the quarter ended December 31, 2003.

       Total operating expenses increased 1% comparing the first quarter periods. Selling, general, and administrative expenses increased 4% comparing the quarter periods. The company realized an increase in legal fees resulting from renewing its trademarks and an increase in its advertising expense with an increase in internet advertisement. Depreciation costs decreased 25% comparing the quarters due to assets becoming fully depreciated.





Item 3.		Controls and Procedures.
                Based on their evaluation, as of a date within 90 days of the filing date of this form 10-QSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   February 14, 2005        /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   February 14, 2005        /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)