Form 10KSB/A
period 2004-09-30
GALLERY OF HISTORY INC
filed 2005-03-16
CIK 763730

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-KSB/A
                              (Amendment No. 1)


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






                               Explanatory Note


       This Amendment No. 1 to the Annual Report on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB for the year ended September 30, 2004 filed on December 29, 2004 (the "Original Filing"). Gallery of History, Inc. has filed this Amendment to revise
Item 8A-Controls and Procedures to disclose the conclusions of Todd Axelrod, our Chief Executive Officer and Rod Lynam, our Chief
Financial Officer that our disclosure controls and procedures are effective as of September 30, 2004. The Amendment revises our independent accountants' report to make reference to the standards of the Public Company Accounting Oversight Board (United States). In addition, our independent accountants had separated our Consolidated Statements of Cash Flows into a condensed statement with an explanatory footnote 11 in our Original Filing.  We have revamped this statement and eliminated footnote 11 in the Amendment.  The amounts
presented in the Original Filing have not changed.   Footnote 5
has been revised to include disclosure of fair value. Further, we have replaced the Section 302 certification of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 31.2.

       This Amendment does not amend any other information previously filed in the Original Filing.



















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
  ==========  =====  =========    ======   ==========   ==========   =========














See notes to consolidated financial statements.
________________________________________________________________







GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
__________________________________________________________________

                                               2004         2003
                                               ----         ----
OPERATING ACTIVITIES
Net loss                                   $ (867,446)   $(621,227)
Depreciation and amortization                 180,236      198,219
Common stock issued for services                 --           (291)
Net (gain)loss on disposal of property            (49)       5,450
(Increase) decrease in:
    Accounts receivable                          --          1,777
    Deferred tax assets                       (77,023)    (297,552)
    Inventory of documents owned             (258,296)     156,419
    Other assets                               15,603       13,221
Increase (decrease) in:
    Accounts payable                           55,376       15,078
    Accrued and other liabilities             354,545      303,980
                                            ---------     --------
Net cash used in operating activities      $ (597,054)  $ (224,926)
                                            ---------    ---------

INVESTING ACTIVITIES
Proceeds on disposal of property                  518        1,750
Purchase of property and equipment             (4,036)    (102,365)
                                            ---------    ---------
Net cash used in investing activities          (3,518)    (100,615)
                                            ---------    ---------

FINANCING ACTIVITIES
Proceeds from borrowings:
    Majority shareholder                      760,501      397,260
    Other                                     182,000      439,214
Repayments of borrowings:
    Majority shareholder                      (14,065)     (48,038)
    Other                                    (270,030)    (473,355)
                                            ---------    ---------
Net cash provided by financing activities     658,406      315,081
                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH                57,834      (10,460)

CASH, BEGINNING OF YEAR                         2,034       12,494
                                            ---------    ---------
CASH, END OF YEAR                          $   59,868   $    2,034
                                            =========    =========



SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest     $  342,496   $  325,149
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
                                               =========     =========

The estimated fair value of the Company's debt at September 30, 2004 and 2003, respectively, was approximately $5,362,134 and $4,703,728, which approximated its book value. The estimated fair value amounts are based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.

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











Item 8.  Disagreements With Accountants on Accounting and Financial Disclosure


None.






Item 8a. Controls and Procedures


       Gallery of History, Inc. maintains disclosure controls and procedures designed to ensure that it is able to timely collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission. As of September 30, 2004, Gallery of History carried out an evaluation of the effectiveness of the design and operation of Gallery of History's disclosure controls and procedures pursuant to Exchange Act
Rules 13a-14 and 15d-14. The evaluation was conducted under the supervision of, and with the participation of Gallery of History's management including Gallery of History's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, Gallery of History's CEO and CFO concluded that Gallery of History's disclosure controls and procedures are effective in timely alerting them to material information relating to Gallery of History (including its consolidated subsidiaries) required to be included in Gallery of History's periodic filings with the Securities and Exchange Commission.

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


Dated: February 16, 2005

                                         GALLERY OF HISTORY, INC.

                                         By: /s/ Todd M. Axelrod
                                             --------------------
                                             Todd M. Axelrod,
                                             Chairman and President


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                           Date
---------                    -----                           ----

/s/ Todd M. Axelrod      President and                  February 16, 2005
-------------------      Chairman of the
Todd M. Axelrod          Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant            February 16, 2005
-------------            Secretary and Director
Rod Lynam                (Principal Financial and
                         Accounting Officer)


/s/ Pamela Axelrod       Executive Vice President       February 16, 2005
------------------       and Director
Pamela Axelrod


/s/ Michael Rosenman     Director                       February 16, 2005
--------------------
Michael Rosenman


/s/ Glenn Olnick         Director                       February 16, 2005
----------------
Glenn Olnick


/s/ Leo Berezan          Director                       February 16, 2005
---------------
Leo Berezan