Form 10QSB
period 2005-03-31
GALLERY OF HISTORY INC
filed 2005-05-13
CIK 763730

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB



     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended   March 31, 2005


    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from________to________.





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


The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of May 1, 2005.



                      Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________

                                            MARCH 31,     SEPTEMBER 30,
                                              2005            2004
                                          (Unaudited)
                                           ---------       ----------

               ASSETS
Cash                                     $     4,015     $    59,868
Inventory of documents                     6,512,037       6,562,002
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,218,894       1,288,830
Other assets                                 157,812         140,687
                                          ----------      ----------
TOTAL ASSETS                             $ 9,232,600     $ 9,391,229
                                          ==========      ==========




            LIABILITIES
Accounts payable                         $    55,133     $    95,500
Notes payable:
  Majority stockholder                     4,124,954       3,904,791
  Other                                    1,394,592       1,457,343
Accrued salaries due to
  majority shareholder                       987,998         802,101
Other liabilities and accruals               101,061         137,479
                                          ----------      ----------
TOTAL LIABILITIES                          6,663,738       6,397,214
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,851,655
Deficit                                   (4,280,090)     (3,854,937)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 2,568,862       2,994,015
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,232,600     $ 9,391,229
                                          ==========      ==========


See the accompanying notes to consolidated financial statements.
________________________________________________________________



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                               2005        2004          2005        2004
                             --------    --------     ---------   ---------

REVENUES                    $ 300,887   $ 314,858    $  614,252  $  587,622

COST OF REVENUES               38,334      44,328        76,004      88,328
                             --------    --------     ---------   ---------
GROSS PROFIT                  262,553     270,530       538,248     499,294
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              382,540     399,195       753,824     757,485
 Depreciation                  26,377      39,957        57,751      81,640
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      408,917     439,152       811,575     839,125
                             --------    --------     ---------   ---------

OPERATING LOSS               (146,364)   (168,622)     (273,327)   (339,831)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (68,521)    (49,504)     (132,726)    (97,641)
   Other                      (31,736)    (33,751)      (64,296)    (68,198)
 Rental income, net            27,635      15,319        45,196      37,969
 Other                           --             6          --           203
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (72,622)    (67,930)     (151,826)   (127,667)
                             --------    --------     ---------   ---------

LOSS BEFORE INCOME
 TAX BENEFIT                 (218,986)   (236,552)     (425,153)   (467,498)

INCOME TAX BENEFIT              --          --            --         77,023
                             --------    --------     ---------   ---------

NET LOSS                    $(218,986)  $(236,552)   $ (425,153) $ (390,475)
                             ========    ========     =========   =========


BASIC AND DILUTED LOSS
 PER SHARE:                     $(.04)      $(.04)        $(.08)      $(.07)
                                 ====        ====          ====        ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========

See the accompanying notes to consolidated financial statements.
________________________________________________________________



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________

                                               SIX MONTHS ENDED MARCH 31,
                                                   2005          2004
                                                --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(425,153)     $(390,475)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               72,136         96,318
     (Increase) decrease in:
       Deferred tax assets                         --          (77,023)
       Inventory of documents                    49,965        (57,853)
       Other assets                             (17,125)       (20,717)
     (Decrease) increase in:
       Accounts payable                         (40,367)        58,653
       Accrued expenses and other               149,479        176,536
                                               --------       --------
  Net cash used in operating activities        (211,065)      (214,561)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (2,200)          --
                                               --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                        224,782        241,000
    Other                                       160,000        137,000
  Repayments of borrowings:
    Majority stockholder                         (4,619)        (3,021)
    Other                                      (222,751)      (160,365)
                                               --------       --------
  Net cash provided by financing activities     157,412        214,614
                                               --------       --------


NET INCREASE (DECREASE) IN CASH                 (55,853)            53

CASH, BEGINNING OF PERIOD                        59,868          2,034
                                               --------       --------
CASH, END OF PERIOD                           $   4,015      $   2,087
                                               ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest          $ 197,022      $ 165,839
                                               ========       ========




See the accompanying notes to consolidated financial statements.
_______________________________________________________________


                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________


Basis of Presentation

The consolidated financial statements as of March 31, 2005, and for the three month period ended March 31, 2005 and 2004, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2004 Annual Report on Form 10-KSB, from which the September 30, 2004, balance sheet information is derived.










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

       The unique characteristic of some documents may cause them to become rarer with their current market value rising significantly over time. In many instances, the Company has a supply of similar documents that, if marketed simultaneously, could negatively impact market value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market.



Liquidity and Capital Resources
-------------------------------
       Negative cash flows from operations incurred in the first six month fiscal period resulted primarily from the net operating loss and a reduction in accounts payable partially offset by an increase in accrued liabilities, primarily accrued salaries. Historically, the cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and from the Company's majority stockholder and president, Todd Axelrod, which we believe will continue. However, net cash provided by financing activities decreased 27% in the current period compared to the previous year six month period.

       The Company is making an effort to improve operating results by taking steps to increase sales through its direct purchase website and other internet activity, which, combined, have become the Company's highest margin distribution channel. Because of the size and diversity of its inventory, management believes the Company is uniquely positioned to compete favorably with any firm offering similar products. The Company continues to add much more of its available inventory to the website.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing against its available line of credit, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on favorable terms or at all) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least November 2005.



Critical Accounting Estimates, Policies and Practices
-----------------------------------------------------
       Revenues. The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. Shipping and handling costs and related customer charges are not significant in relation to selling prices. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents. For each item sold through the Company's auctions, a 15% premium is charged. Recently, the Company has greatly increased its use of the internet and its website to increase sales and profitability. The balance of the Company's sales is from repeat customers through its corporate office.

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

       Management believes that the Company's inventory of documents is generally appreciating, not depreciating, in value. As a result, as stated earlier, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends or expects to market aggressively or even sell in a year. Based on an aggregate historical cost, (not number of documents), only about one-third of the Company's documents are listed on one or more of the various distribution channels or displayed for sale. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical for the Company to define its operating cycle and, as a result, the Company presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

       Over the past several years the cost of the Company's inventory has ranged from its present level of approximately $6.5 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of changing significantly the composition of its inventory.

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




Results of Operations
---------------------
       Total revenues decreased 4% comparing the quarterly periods ended March 31, 2005 to 2004. For the six month period ended March 31, 2005, total revenues increased 5% compared to the six month period ended March 31, 2004. Comparing the two quarterly periods, revenues decreased 12% for the Company's catalog operation and 15% for revenues generated from the Company's website. Total revenues generated from the Company's catalog amount to 43% of total revenues for the current quarter compared to 46% of total revenues in the previous year quarter. The Company's website produced 40% of the Company's total revenues for the current quarter compared to 45% in the previous year quarter period. With the Company's increased exposure and increased number of documents available, management believes that the decrease can be attributed to increased competition. The increase comparing the two fiscal years six month periods resulted from an increase in revenues generated at the Company's headquarters in the current fiscal year first quarter and an increase with the Company's involvement with eBay's Live Auctions. Comparing the six month fiscal periods, revenues generated from the Company's headquarters increased 69%. The Company's involvement with eBay Live Auctions this current fiscal year resulted in generating 9% of the Company's total revenues for the current six month period compared to less than 1% of total revenues generated in the previous year's six month period.

       The Company continues to realize improved margins from its internet revenues compared to revenues generated from its other sources. Comparing the quarter periods, cost of revenues for the three month period ended March 31 resulted in 13% of total revenues for 2005 and 14% of total revenues for 2004. Total cost of revenues as a percentage of total sales was 12% of total revenues for the six month period ended March 31, 2005 compared to 15% of total revenues for the previous year six month period.

       Total operating expenses decreased 7% comparing the two quarter periods ended March 31 and decreased 3% comparing the two six month periods ended March 31, 2005 to 2004. Selling, general, and administrative expenses decreased 4% comparing the quarterly periods and a slight decrease comparing the six month periods. The cause of declining expenses include lower catalog costs from fewer mailings, lower general insurance premiums, and a reduction in the number of employees. Depreciation costs decreased 34% comparing the quarters and 29% comparing the six month periods due to assets becoming fully depreciated, primarily our archive and inventory software programs.








Item 3.		Controls and Procedures.
                ------------------------

                Based on their evaluation, as of March 31, 2005, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.













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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   May 13, 2005             /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   May 13, 2005             /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)