Form 10QSB
period 2005-06-30
GALLERY OF HISTORY INC
filed 2005-08-15
CIK 763730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                 FORM 10-QSB




    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                 For the quarterly period ended   June 30, 2005


   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
              For the transition period from __________ to __________




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


The Registrant had 5,625,984 shares of Common Stock, par value $.0005, outstanding as of August 1, 2005.




                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                           JUNE 30,      SEPTEMBER 30,
                                             2005            2004
                                         (Unaudited)
                                          ---------       ----------

               ASSETS
Cash                                     $    52,445     $    59,868
Inventory of documents                     6,486,789       6,562,002
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,192,396       1,288,830
Other assets                                 142,583         140,687
                                          ----------      ----------
TOTAL ASSETS                             $ 9,214,055     $ 9,391,229
                                          ==========      ==========




            LIABILITIES
Accounts payable                         $    46,812     $    95,500
Notes payable:
  Majority stockholder                     4,231,791       3,904,791
  Other                                    1,405,393       1,457,343
Accrued salaries due to
  majority shareholder                     1,071,814         802,101
Other liabilities and accruals                96,564         137,479
                                          ----------      ----------
TOTAL LIABILITIES                          6,852,374       6,397,214
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                 9,851,655       9,851,655
Deficit                                   (4,487,271)     (3,854,937)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 2,361,681       2,994,015
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,214,055     $ 9,391,229
                                          ==========      ==========



See the accompanying notes to consolidated financial statements.
______________________________________________________________________



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                    JUNE 30,                  JUNE 30,
                               2005        2004          2005        2004
                             --------    --------     ---------   ---------

REVENUES                    $ 265,203   $ 284,436    $  879,455  $  872,058

COST OF REVENUES               39,695      39,742       115,699     128,070
                             --------    --------     ---------   ---------
GROSS PROFIT                  225,508     244,694       763,756     743,988
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              324,768     383,767     1,078,592   1,141,251
 Depreciation                  24,136      36,455        81,887     118,096
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      348,904     420,222     1,160,479   1,259,347
                             --------    --------     ---------   ---------

OPERATING LOSS               (123,396)   (175,528)     (396,723)   (515,359)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (75,058)    (51,641)     (207,784)   (149,282)
   Other                      (31,878)    (33,799)      (96,174)   (101,997)
 Rental income, net            23,151      17,675        68,347      55,644
 Other                           --            64          --           267
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (83,785)    (67,701)     (235,611)   (195,368)
                             --------    --------     ---------   ---------

LOSS BEFORE INCOME
 TAX BENEFIT                 (207,181)   (243,229)     (632,334)   (710,727)

INCOME TAX BENEFIT              --          --            --         77,023
                             --------    --------     ---------   ---------

NET LOSS                    $(207,181)  $(243,229)   $ (632,334) $ (633,704)
                             ========    ========     =========   =========


BASIC AND DILUTED LOSS
 PER SHARE:                     $(.04)      $(.04)        $(.11)      $(.11)
                                 ====        ====          ====        ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========

See the accompanying notes to consolidated financial statements.
____________________________________________________________________________


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                              NINE MONTHS ENDED JUNE 30,
                                                  2005          2004
                                                --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(632,334)     $(633,704)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization              103,333        140,112
     Gain on disposal of property, net             --              (64)
     (Increase) decrease in:
       Deferred tax assets                         --          (77,023)
       Inventory of documents                    75,213       (153,804)
       Other assets                              (1,896)        11,785
     (Decrease) increase in:
       Accounts payable                         (48,688)         7,880
       Accrued expenses and other liabilities   228,798        259,003
                                               --------       --------
  Net cash used in operating activities        (275,574)      (445,815)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment             (6,899)        (4,036)
  Proceeds from sale of property                                   518
                                               --------       --------
Net cash used in investing activities            (6,899)        (3,518)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                        334,734        511,001
    Other                                       235,000        162,000
  Repayments of borrowings:
    Majority stockholder                         (7,734)       (11,779)
    Other                                      (286,950)      (207,441)
                                               --------       --------
  Net cash provided by financing activities     275,050        453,781
                                               --------       --------

NET INCREASE (DECREASE) IN CASH                  (7,423)         4,448

CASH, BEGINNING OF PERIOD                        59,868          2,034
                                               --------       --------
CASH, END OF PERIOD                           $  52,445      $   6,482
                                               ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest          $ 303,958      $ 251,594
                                               ========       ========


See the accompanying notes to consolidated financial statements.
_________________________________________________________________________





                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________


Basis of Presentation

The consolidated financial statements as of June 30, 2005, and for the three month period ended June 30, 2005 and 2004, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2004 Annual Report on Form 10-KSB, from which the September 30, 2004 balance sheet information is derived.




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



Liquidity and Capital Resources
-------------------------------
       The deficit of net cash used in operating activities decreased comparing the fiscal nine month period ended June 30, 2005 to 2004 largely due to a decrease in inventory purchases and an increase in accrued salaries. Purchases of document inventory decreased 66% comparing the two fiscal nine month periods. Officer salaries continue to be accrued rather than being paid in cash. Historically, the cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and loans from the Company's majority stockholder and president, Todd Axelrod, which we believe will continue although he has no obligation to make them. Net cash provided by financing activities decreased 39% in the current period compared to the previous fiscal year nine month period.

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

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing against its available line of credit, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least November 2005.




Critical Accounting Estimates, Policies and Practices
-----------------------------------------------------
       Revenues.   The Company recognizes revenues from document sales
when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. Shipping and handling costs and related customer charges are not significant in relation to selling prices. The Company's primary distribution channel over the past few years has been internally promoted and managed auctions to sell its documents. For each item sold through the Company's auctions, a 15% premium is charged. Recently, the Company has greatly increased its use of the internet and its website to increase sales and profitability. The balance of the Company's sales is from repeat customers through its corporate office and consigned inventory to other auction establishments.

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

       Management believes that the Company's inventory of documents is generally appreciating in value. As a result, as stated earlier, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends or expects to market aggressively or even sell in a year. Based on an aggregate historical cost (not number of documents), only about one-third of the Company's documents are listed and made available on one or more of the various distribution channels or displayed for sale. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical for the Company to define its operating cycle and, as a result, the Company presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

       Over the past several years the cost of the Company's inventory has ranged from its present level of approximately $6.5 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of changing significantly the composition of its inventory.

       Deferred tax assets.   The Company provides a valuation allowance
against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets are not likely to be utilized as a result of any gain on the Company's appreciated document inventory, if sold in bulk. The hypothetical gain and related tax effect is estimated based on management's perception of market activity and value and historical profit margins and trends.
Such estimates are revisited and revised quarterly if necessary.

       Recent Accounting Pronouncements.   In December, 2004, the
Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are to be effective for the Company for the quarterly period ending March 31, 2006. Accordingly, we will implement the revised standard no later than the first quarter of fiscal year 2006, if applicable. Currently, we account for our share-based employee compensation transactions, if any, under the provisions of Accounting Principles Board Opinion No. 25, which does not necessarily require the recognition of compensation cost in the financial statements. Since no stock-based compensation was issued during the periods presented in this report, the use of this accounting method has had no effect. The effect of adoption of the new standard on future periods cannot be predicted at this time.

       In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions". The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not presently expect to enter into any transactions during the foreseeable future that would be affected by adopting SFAS 153.

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements" and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We have not completed our evaluation or determined the impact of adopting SFAS No. 154, which may or may not be material to our results of operations in the first quarter of fiscal year 2006 and thereafter.







Results of Operations
---------------------

       Total revenues decreased 7% comparing the quarterly periods ended June 30, 2005 to June 30, 2004. Total revenues increased 1% comparing the fiscal nine month period ended June 2005 to June 2004. Revenues generated from the Company's internal auction decrease 37% comparing the quarterly periods and 26% comparing the nine month periods. The Company held one auction in the current quarter compared to two auctions in the previous year's comparable quarterly period. The Company is also attempting to conduct the auctions without the cost of printing and mailing a catalog but rather to display the catalog on the Company's web site. Revenues generated through the internet decreased 21% comparing the quarter ended June 30, 2005 to the quarter ended June 30, 2004. For the nine month period, revenues generated through the internet decreased 3%. The decreases are attributed to the availability of similar inventory from competitors on the internet. During the current quarter, the Company consigned inventory to an outside auction establishment. The resulting revenues generated amounted to 16% of total revenues for the current quarter or 5% of total revenues generated in the current fiscal nine month period.

       Cost of revenues for the three month period ended June 30, 2005 resulted in 15% of total revenues compared to 14% of total revenues for the quarter ended June 30, 2004. Total cost of revenues was 13% of total revenues for the nine month period ended June 30, 2005 compared to 15% of total revenues for the previous year nine month period. The current quarterly period incurred a slight increase in costs due to the outside auction the Company participated in. These revenues amount to 15% of total revenues generated in the current quarter, the resulting cost of revenues were 32% of total revenues.

       Total operating expenses decreased 17% comparing the quarterly period ended June 30, 2005 to June 30, 2004, and total expenses decreased 8% comparing the nine month period ended June 30, 2005 to the nine month period ended June 30, 2004. A large portion of the decrease in both the quarter and nine month periods resulted from not printing and mailing the Company's catalog. In the current quarterly, the Company listed its catalog on its website rather than incurring the cost of printing and mailing the catalog. In addition, the Company incurred lower general insurance premiums and a reduction in the number of employees. Depreciation costs decreased 34% comparing the quarters and 31% comparing the nine month periods due to assets becoming fully depreciated, primarily our archive and inventory software programs.










Item 3.		Controls and Procedures.
                ------------------------
                Based on their evaluation, as of June 30, 2005, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.










                            Part 2 - Other Information


Item 1-5.	None.



Item 6.		Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      3.1         Articles of Incorporation with Amendments

      3.2         By-Laws

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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   August 15, 2005          /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   August 15, 2005          /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)