Form 10KSB
period 2005-09-30
GALLERY OF HISTORY INC
filed 2005-12-28
CIK 763730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                  For the fiscal year ended September 30, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Securities registered under
 Section 12(b) of the Act:
    Title of each class                   Name of Exchange on which registered
___________________________                ___________________________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act). [ ]Yes    [x]No

State issuer's revenues for the most recent fiscal year:   $1,120,959

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (1,247,263 shares) as of December 10, 2005 was approximately $2,220,128 based upon $1.78, the price at which the stock was sold on such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The Registrant had 5,625,984 shares of Common Stock outstanding as of December 10, 2005.

                     DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [x]



                                    PART I

Item 1. Business
        --------
        Business Development
        --------------------
       The Gallery of History, Inc. (hereinafter the "Company") was incorporated in the State of Nevada on November 10, 1981.

       The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 182,000 different documents. Retail sales of documents are made from a gallery located at its headquarters in Las Vegas, Nevada. However, documents are largely sold through sales conducted over the Company's websites.

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

       In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's approximate 182,000 document inventory would be positively affected.
The Company, on a limited basis, accepts consignments for its internally promoted and managed auctions. To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the "hammer" or selling price.

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




Employees
---------
       As of December 1, 2005, the Company had six full-time, one part-time and three contracted employees, in addition to its four executive officers.




Item 2. Properties
        ----------
       The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 18,913 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2005, 10,735 square feet was being leased to six tenants for an aggregate monthly rental of $15,313 under leases expiring at varying times from July 2006 though October 2012. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument (see Note 5 to Consolidated Financial Statements).


Item 3. Legal Proceedings
        -----------------
None.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
       On September 23, 2005, the Company held its annual meeting of shareholders for the following purposes: (1) to elect six Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a professional corporation (PBTK), as the Company's independent auditors for the fiscal year ending September 30, 2005.

       At the Meeting the following Directors were elected:

                            VOTES CAST FOR            WITHHELD
       NOMINEES                ELECTION              AUTHORITY
       --------                --------              ---------
Todd M. Axelrod               5,519,601                67,888
Rod Lynam                     5,520,601                66,888
Pamela Axelrod                5,532,565                54,924
Michael Rosenman              5,574,523                12,966
Glen Olnick                   5,574,470                13,019
Leo Berezan                   5,574,523                12,966

       Voting for the appointment of Piercy, Bowler, Taylor & Kern as the Company's independent auditors, 5,587,349 shares were in favor, 0 against and 140 abstain.




                                   PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
        --------------------------------------------------------------------
       (a)(1)(2) The Company's Common Stock, par value $.0005, is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small-Cap Market under the symbol HIST. According to the records of our transfer agent and ADP Investor Communications Services, as of October 20, 2005 there were approximately 346 holders of record and beneficial owners of the Company's Common Stock. The following table sets forth the high and low sale price for the Company's Common Stock for the periods indicated as reported on NASDAQ.

                                             Low Sale            High Sale
                                              Price                Price
                                              -----                -----
Fiscal 2004
 October 1, 2003 - December 31, 2003          $4.05                $4.57
 January 1, 2004 - March 31, 2004              3.96                 5.15
 April 1, 2004 - June 30, 2004                 3.61                 4.33
 July 1, 2004 - September 30, 2004             3.60                 3.94

Fiscal 2005
 October 1, 2004 - December 31, 2004          $3.70                $4.71
 January 1, 2005 - March 31, 2005              3.00                 4.40
 April 1, 2005 - June 30, 2005                 2.50                 3.40
 July 1, 2005 - September 30, 2005             1.49                 2.55



(a)(3) Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its internal cash flow use and possible repurchase of its own common stock.

(a)(4) There are no equity compensation plans or any other options to purchase the Company's common stock outstanding as of September 30, 2005.

(b)    Not applicable.

(c)    None.


       	On August 18, 2005, The Nasdaq Stock Market informed the Company that the Staff of The Nasdaq Stock Market was reviewing the Company's eligibility for continued listing on The Nasdaq SmallCap Market. The Company did not have a minimum of $2,500,000 in stockholders' equity, $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In fact, the Company's stockholders equity was $2,361,681 as of the quarter ended June 30, 2005, the market value of its common stock was $9,676,692 as of August 1, 2005 and the Company reported losses from operations for the years ended September 30, 2004, 2003 and 2002. On September 7, 2005 the Company submitted a plan to The Nasdaq Stock Market detailing how the Company would attain and maintain compliance with the listing requirements for The Nasdaq SmallCap Market.

        The Nasdaq Stock Market approved the Company's plan on September 20, 2005. Pursuant to the plan, Todd Axelrod, President of the Company, waived $564,000 of accrued but unpaid salary and Pamela Axelrod waived $140,000 of accrued but unpaid salary. Such waivers resulted in an immediate increase in stockholders equity of $704,000. The Company believes that it has regained compliance with the $2,500,000 stockholders equity requirement. Also, the Company intends to call a special meeting in which shareholders will be asked to approve a transaction in which $3,231,722 of indebtedness would be exchanged for a new series of preferred stock, thereby resulting in a further increase in stockholders equity of $3,231,722. The Company has scheduled a shareholders meeting to be held January 20, 2006.

       	The Nasdaq Stock Market has informed the Company that it will continue to monitor the Company's ongoing compliance with the stockholders equity requirement and, if at the time the Company files its Form 10-K for the fiscal year ended September 30, 2005, the Company does not evidence compliance, it may be subject to delisting.










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

       The Company has a bank line of credit in the amount of $100,000 through August 2006. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 2005, there was $100,000 drawn against this line of credit. The Company's term mortgage note was renewed in July 2002 in the amount of $1,541,389 and has a 9% interest rate and a maturity date of July 15, 2007. The note is collateralized by the Company's building. Prior to fiscal 2001, the Company borrowed $1,000,000 from its majority shareholder and president, Todd Axelrod.
The amount is due on demand but not earlier than November 1, 2006, with interest payments monthly at a rate that was reduced September 1, 2005 from 8% to 6%. The purpose of this advance was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed funds from Mr.
Axelrod, from time to time during the fiscal years 2005 and 2004. The funds borrowed had an interest rate the same as Mr. Axelrod paid on his personal bank line of credit; however, this interest rate was reduced to 3% as of September 1, 2005. The balance of the funds borrowed was $3,280,063 as of September 30, 2005. The funds were used to supplement operating activities. The Company is currently proposing to its shareholders that $3,231,722 of this loan be converted into 1,615,861 non-voting shares of Series A Convertible Preferred Stock. A vote of shareholders is scheduled for January 20, 2006.

       The Company believes that its current cash requirements will be met by appropriately managing the timing and volume of new document acquisitions and availability for sale, generating revenues from its operations, drawing amounts available under its existing line of credit facility, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod has, to the extent reasonable based upon his ability to do so, committed to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least November 1, 2006.

       Historically, cash flow deficiencies have been funded with borrowing from Mr. Axelrod. Management believes, but there is no assurance, that the need for such borrowing should diminish and profitability and cash flows should improve with the full implementation of the Company's strategic plans.

       The Company is continuing to improve operating results by taking steps to increase sales through its direct purchase website, its highest margin distribution channel. To achieve its strategies, the Company continues to increase inventory available on the internet, intensify marketing strategies for attracting qualified visitors which will increase their traffic and to continue enhancements of the ease-of-use features at our websites. With a market potential that is world-wide, and unlimited in terms of inventory exposure, the Company has seen steady increases in the revenue produced through this outlet. Currently, the website had been materially enlarged to include approximately 35,000 document choices spread over an expanded list of categories and historical genres. Further, owing to the size and diversity of its inventory, management feels the Company is uniquely positioned to favorably compete with any, and all, firms offering similar products. Equally important is the fact that with no limitations, or added costs for the development of this outlet, the Company could, in time, add most of its available inventory to this outlet, thus providing a global audience with a diversity of choice unparalleled in our industry. The Company also continues its investigation of productive links with other organizations, thus expanding its market through cooperative alliances with firms and/or institutions whose audiences are understood to possess potential as document buyers.

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




Critical Accounting Policies and Practices
------------------------------------------

Revenues
--------
       The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. The Company's distribution channels consists of its direct purchase websites, its internally promoted and managed auctions and other internet avenues. For each item sold through the Company's internal auctions, a 15% premium (processing fee) is charged plus a commission on any consigned sales. Shipping and handling costs and related customer charges are not significant.


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



Results of Operations
---------------------

Fiscal 2005 Compared to Fiscal 2004
-----------------------------------
       The Company had a decrease of 1.5% in net revenues comparing the fiscal year ended September 30, 2005, to the fiscal year ended
September 30, 2004. For the last several internal auctions conducted, the Company has presented its catalog on the internet rather than incurring the costs of printing and mailing a catalog. This resulted in a 54% reduction in costs, which represented 6% of net revenues for fiscal 2005 compared to 12% of net revenues for 2004. However, revenues generated from the Company's auctions decreased 32% to 26% of total revenues in fiscal 2005 compared to 37% of total revenues generated in 2004. Revenues generated from the Company's websites decreased 17% to 40% of total revenues in fiscal 2005 compared to 48% of total revenues for fiscal 2004. Competition continues to be a factor as more and more similar material is presented for sale on the internet. The Company has increased its involvement with eBay, participating in eBay auctions and establishing an eBay Store. Revenues generated through eBay increased to 13% of total revenues for fiscal 2005 compared to 5% of total revenues for 2004. The Company had one session with an outside auction house this fiscal year that amounted to 4% of total revenues for the year. The remaining 17% of revenues for fiscal 2005 came from its headquarters office. The revenues generated at its headquarters increased 68% compared to the previous fiscal year as a result of some sales to established customers in 2005.

       Cost of revenues is comprised of the actual document cost. The cost of shipping and handling charges and related customer charges are not significant. The Company is maintaining its margins due to its pricing structure. The cost of revenues remained constant at 13% of net revenues for fiscal 2005 and 14% of net revenues for fiscal 2004.

       The Company's principal stockholders, Mr. and Mrs. Axelrod, have deferred receiving salaries since July 2001 to help the Company with its cash flows needs. To enable the Company to meet a NASDAQ listing requirement of maintaining $2,500,000 in equity, the Axelrods agreed to forgive payment of $704,000 of previously accrued salaries and related payroll taxes in the fourth quarter, 2005. This amount has been credited to paid-in capital as contributed services.

       Total operating expenses decreased 10% comparing fiscal 2005 to 2004. Comparing the two years, selling, general and administrative expenses decreased 8%. The Company realized a 54% decrease in catalog cost as discussed above. General insurance premiums decreased 37% due to a more accurate coverage of its inventory exposure. In addition to the relinquished salaries discussed in the previous paragraph, the Axelrods have also agreed to forgive the accrual of future salaries starting September 1, 2005. Salaries for the fiscal year decreased 8% compared to fiscal 2004. Increases in the Company's operating expenses were incurred in advertising, professional fees and medical insurance premiums. Advertising was increased through the internet during the current fiscal year. General medical insurance premiums increased 10% comparing the fiscal years. Professional fees increased due to increased fees related to the Company's securities attorney.

       Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are offset and included net in other income and expense. This amounted to approximately $92,000 operating profit for fiscal 2005 as compared to approximately $70,000 operating profit for fiscal 2004. Rental revenues increased 19% comparing the fiscal years due to increased lease footage and increased rates.













Item 7. Financial Statements.





                              TABLE OF CONTENTS
                              -----------------




                                                                    PAGE
                                                                    ----



Report of Independent Registered Public
     Accounting Firm                                                 12



Consolidated Balance Sheets - September 30,
     2005 and 2004                                                   13



Consolidated Statements of Operations for the
     years ended September 30, 2005 and 2004                         14



Consolidated Statements of Stockholders'
     Equity for the years ended September 30,
     2005 and 2004                                                   15



Consolidated Statements of Cash Flows for the
     years ended September 30, 2005 and 2004                         16



Notes to Consolidated Financial Statements                           17










           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------



To the Board of Directors and Stockholders of Gallery of History, Inc.:


We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.





/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors, a Professional Corporation




Las Vegas, Nevada
November 28, 2005




GALLERY OF HISTORY, INC. AND SUBSIDIARIES
_________________________________________

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND 2004
_____________________________________________________________________________

                                               2005         2004
                                               ____         ____
         ASSETS

Cash                                       $    2,116   $   59,868
Inventory of documents owned                6,451,310    6,562,002
Deferred tax assets                         1,339,842    1,339,842
Property and equipment, net                 1,173,538    1,288,830
Other assets                                  139,564      140,687
                                            ---------    ---------
                                           $9,106,370   $9,391,229
                                            =========    =========



       LIABILITIES

Accounts payable                           $   51,373   $   95,500
Advances and notes payable:
  Majority shareholder                      4,280,063    3,904,791
  Other                                     1,380,633    1,457,343
Accrued salaries due to
  majority shareholder                        423,684      802,101
Other liabilities and accruals                 91,408      137,479
                                            ---------    ---------
                                            6,227,161    6,397,214
                                            ---------    ---------


   STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  authorized, 20,000,000 shares;
  11,935,308 shares issued                      5,968        5,968
Additional paid-in-capital                 10,555,655    9,851,655
Accumulated deficit                        (4,673,743)  (3,854,937)
Common stock in treasury,
  6,309,324 shares, at cost                (3,008,671)  (3,008,671)
                                            ---------    ---------
                                            2,879,209    2,994,015
                                            ---------    ---------
                                           $9,106,370   $9,391,229
                                            =========    =========




See notes to consolidated financial statements.
_____________________________________________________________________________






GALLERY OF HISTORY, INC. AND SUBSIDIARIES
_________________________________________

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
_____________________________________________________________________________

                                               2005         2004
                                               ____         ____

REVENUES                                   $1,120,959   $1,138,553

COST OF REVENUES                              148,041      160,851
                                            ---------    ---------
GROSS PROFIT                                  972,918      977,702
                                            ---------    ---------
OPERATING EXPENSES
 Selling, general and administrative        1,385,329    1,498,871
 Depreciation                                  95,968      150,880
                                            ---------    ---------
                                            1,481,297    1,649,751
                                            ---------    ---------

OPERATING LOSS                               (508,379)    (672,049)
                                            ---------    ---------
OTHER INCOME (EXPENSE)
 Interest expense:
    Majority shareholder                     (274,785)    (206,832)
    Other                                    (127,633)    (135,393)
 Rental income, net                            91,991       69,553
 Other                                           --            252
                                            ---------    ---------
                                             (310,427)    (272,420)
                                            ---------    ---------

NET LOSS BEFORE INCOME TAX BENEFIT           (818,806)    (944,469)

INCOME TAX BENEFIT                               --         77,023
                                            ---------    ---------

NET LOSS                                   $( 818,806)  $( 867,446)
                                            =========    =========





BASIC AND DILUTED LOSS PER SHARE                $(.15)       $(.15)
                                                 ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING         5,625,984    5,625,984
                                            =========    =========




See notes to consolidated financial statements.
_____________________________________________________________________________







GALLERY OF HISTORY, INC. AND SUBSIDIARIES
_________________________________________

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
_____________________________________________________________________________


                            Additional                   Common
           Common Stock       Paid-in   Accumulated     Stock in
        Shares   Par Value    Capital     Deficit       Treasury       Total
      ---------- ---------   ---------   ----------    ----------    ---------


Balance at October 1, 2003

      11,935,308  $5,968   $ 9,851,655  $(2,987,491)  $(3,008,671)  $3,861,461

Net loss    --      --            --       (867,446)         --       (867,446)
      ----------   -----    ----------   ----------    ----------    ---------


BALANCE AT SEPTEMBER 30, 2004

      11,935,308   5,968     9,851,655   (3,854,937)   (3,008,671)   2,994,015

Contributed services by
  Majority shareholders
            --      --         704,000         --            --        704,000

Net loss    --      --            --       (818,806)         --       (818,806)
      ----------   -----    ----------   ----------    ----------    ---------


BALANCE AT SEPTEMBER 30, 2005

      11,935,308  $5,968   $10,555,655  $(4,673,743)  $(3,008,671)  $2,879,209
      ==========   =====    ==========   ==========    ==========    =========










See notes to consolidated financial statements.
_____________________________________________________________________________




GALLERY OF HISTORY, INC. AND SUBSIDIARIES
_________________________________________

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
_____________________________________________________________________________

                                                  2005           2004
                                                  ____           ____
OPERATING ACTIVITIES
Net loss                                      $(818,806)     $(867,446)
Depreciation and amortization                   124,474        180,236
Contributed services of majority shareholders   704,000           --
Net gain on disposal of property                   --              (49)
(Increase) decrease in:
    Deferred tax assets                            --          (77,023)
    Inventory of documents owned                110,692       (258,296)
    Other assets                                  1,123         15,603
Increase (decrease) in:
    Accounts payable                            (44,127)        55,376
    Accrued and other liabilities              (424,488)       354,545
                                               --------       --------
Net cash used in operating activities         $(347,132)     $(597,054)
                                               --------       --------

INVESTING ACTIVITIES
Proceeds on disposal of property                   --              518
Purchase of property and equipment               (9,182)        (4,036)
                                               --------       --------
Net cash used in investing activities            (9,182)        (3,518)
                                               --------       --------

FINANCING ACTIVITIES
Proceeds from borrowings:
    Majority shareholder                        383,634        760,501
    Other                                       280,000        182,500
Repayments of borrowings:
    Majority shareholder                         (8,362)       (14,065)
    Other                                      (356,710)      (270,030)
                                               --------       --------
Net cash provided by financing activities       298,562        658,406
                                               --------       --------

NET INCREASE (DECREASE) IN CASH                 (57,752)        57,834

CASH, BEGINNING OF YEAR                          59,868          2,034
                                               --------       --------
CASH, END OF YEAR                             $   2,116      $  59,868
                                               ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest        $ 402,757      $ 342,496
                                               ========       ========



See notes to consolidated financial statements.
_____________________________________________________________________________



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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts and disclosures, some of which may require revision in future periods. Estimated valuation allowances for deferred tax assets (Note 7) are subject to material changes within the next year.

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


Property and Equipment - Property and equipment (Note 2) are stated at cost. Depreciation of property and equipment is provided on the straight-line method over their estimated useful lives (30 years for buildings and 3-15 years for other classifications). Depreciation expense and certain other expenses related to the Company's building, are allocated between operating and rental activities generally on a per square foot basis.

In addition to land, building and equipment, property and equipment also includes the cost to develop internal-use software and the Company's website. These costs are reviewed for possible impairment at least quarterly.

Advertising Costs - Advertising costs, $149,210 in 2005 and $218,080 in 2004, including all sales material and catalog costs, are generally expensed as incurred and are included in general, selling and administrative expenses. Advertising costs exclude website maintenance costs.

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



2.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005 and 2004, consists of the
following:                                   2005         2004
                                             ----         ----
Land                                     $  580,000   $  580,000
Equipment and furniture                     581,350      599,313
Software                                    437,298      440,796
Office building and improvements          1,653,729    1,653,729
                                          ---------    ---------
                                          3,252,377    3,273,838

Less accumulated depreciation            (2,078,839)  (1,985,008)
                                          ---------    ---------
                                         $1,173,538   $1,288,830
                                          =========    =========

Approximately 50% of the Company's office building is leased or is available to lease to tenants (Note 8). Property and equipment identifiable with the rental operation and the Company's use is as follows:
                                             2005         2004
                                             ----         ----
Office building                          $1,495,751   $1,495,751
Less accumulated depreciation              (937,218)    (882,145)
                                          ---------    ---------
                                         $  558,533   $  613,606
                                          =========    =========


3.	OTHER ASSETS

Other assets at September 30, 2005 and 2004, consist of the following:
                                             2005         2004
                                             ----         ----
Framing materials                          $101,191     $102,323
Prepaid expenses                             25,669       24,316
Other                                        12,704       14,048
                                            -------      -------
                                           $139,564     $140,687
                                            =======      =======



4.	RELATED PARTY TRANSACTIONS

       Prior to 2003, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod, to repay bank debt. The advance is due on demand but not prior to November 1, 2006, with monthly interest payments. The rate had been 8% but was reduced to 6% as of September 1, 2005. Interest expense on the related party advance was $79,333 and $81,333 for fiscal years 2005 and 2004, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time during the fiscal year 2005 and 2004. These other borrowings had an interest rate of 1.5% above the prime lending rate but were reduced to 3% as of September 1, 2005, and totaled $3,280,063 and $2,904,791 as of September 30, 2005 and September 30, 2004, respectively. Interest expense on these related party borrowings were $195,452 and $125,499 during fiscal years 2005 and 2004, respectively. The funds were used to supplement cash flows from operating activities. The Company is currently proposing to its shareholders that $3,231,722 of this loan be converted into 1,615,861 non-voting shares of Series A Convertible Preferred Stock. A vote of shareholders is scheduled for January 20, 2006. Mr. Axelrod has, to the extent of his reasonable ability to do so, committed to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has agreed not to demand payment on any amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least November 1, 2006 (Note 5). Mr. and Mrs. Axelrod have deferred receiving salaries since July 2001 to help the Company with its cash flows needs. To enable the Company to meet a NASDAQ listing requirement of maintaining $2,500,000 in equity, the Axelrods agreed to forgive payment of $704,000 of previously accrued salaries and related payroll taxes in the fourth quarter, 2005. This amount has been credited to paid-in capital as contributed services. They have also agreed, as of September 1, 2005, to forgo future salaries. Pamela Axelrod submitted her resignation as an officer and director of the Company on December 7, 2005.



5.	ADVANCES AND NOTES PAYABLE

Advances and notes payable consist of the following at September 30:
Advances payable, Majority Shareholder debt
(demand rights waived through November 1, 2006):
                                                  2005          2004
                                                  ----          ----
6% advance                                    $1,000,000    $1,000,000
Other advances, interest rate 3% **            3,280,063     2,904,791
                                               ---------     ---------
                                              $4,280,063    $3,904,791
                                               =========     =========
Notes payable, other:
                                                  2005          2004
                                                  ----          ----
9% Mortgage note payable July 15, 2007,
  collateralized by a building                $1,272,987    $1,366,493
6.5% auto loan payable in 60 monthly
 installments                                      7,646        10,850
Prime plus 1.5% revolving line of credit
 (up to $100,000) renewing August 2006,
 (8.25% at September 30, 2005),
 collateralized by documents and equipment       100,000        80,000
                                               ---------     ---------
                                              $1,380,633    $1,457,343
                                               =========     =========

**The Company is proposing to its shareholders that $3,231,722 of this loan be converted into 1,615,861 non-voting shares of Series A Convertible Preferred Stock (See Note 4).

The estimated fair value of the Company's debt at September 30, 2005 and 2004, respectively, was approximately $5,660,696 and $5,362,134, which approximated its book value. The estimated fair value amounts are based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.

Maturities of notes payable are as follows for fiscal years ending
September 30:
                        2006            $  207,254
                        2007             5,452,862
                        2008                   580
                                         ---------
                        Total           $5,660,696
                                         =========



6.	INCOME TAXES

The following summarizes the components of deferred income taxes at September 30, 2005 and 2004:
                                           2005          2004
                                           ----          ----
Deferred tax assets
  Net operating losses, net of reserves
  of $539,189 and $241,354              $1,314,673    $1,235,040
  Other                                    148,782       282,925
                                         ---------     ---------
                                         1,463,455     1,517,965
Deferred tax liabilities
  Depreciation                            (123,613)     (178,123)
                                         ---------     ---------
Net deferred tax assets                 $1,339,842    $1,339,842
                                         =========     =========

The differences between the normal federal statutory rate of 34% applied to loss before income taxes and the Company's effective rate is:
                                           Tax                    Tax
                                  2005    rate         2004      rate
                                  ----    ----         ----      ----
Benefit at statutory rate     $(278,394)  (34%)    $(321,119)    (34%)
Reserve against tax benefit     297,835    36%       241,354      26%
Other                           (19,441)   (2%)        2,562       0%
                               --------   ----      --------     ----
Income tax benefit            $    --       -%     $ (77,023)    ( 8%)
                               ========   ====      ========     ====

The entire tax benefit attributable to fiscal year 2005 of $397,835 is recognized net of a 100% reserve because its future realization is more likely than not.

As of September 30, 2005, the Company had federal income tax loss carryforwards available to reduce future tax payment obligations of approximately $5,450,000 and expiring from 2009 to 2025.



7.	RENTAL INCOME, NET

The Company leases office space in its office building to tenants under non-cancelable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods expire from 2005 to 2012 with various renewal options. Gross rental income for the periods ended September 30, 2005 and 2004 was $177,077 and $148,851, respectively. Building operating costs, including primarily depreciation, repairs and maintenance, janitorial, utilities and property taxes, totaled $85,086 and $79,299 in 2005 and 2004, respectively.


Future minimum lease payments receivable under non-cancelable operating leases as of September 30, 2005, excluding contingent amounts applicable to reimbursable expenses, are as follows:

                        2006               $ 156,300
                        2007                 108,828
                        2008                  95,907
                        2009                  97,599
                        2010                  97,753
                        Thereafter           207,449
                                            --------
                                           $ 763,836
                                            ========



Item 8.  Disagreements With Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------------
None.



Item 8a. Controls and Procedures
         -----------------------

       Gallery of History, Inc. maintains disclosure controls and procedures designed to ensure that it is able to timely collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission. As of September 30, 2005, Gallery of History carried out an evaluation of the effectiveness of the design and operation of Gallery of History's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. The evaluation was conducted under the supervision of, and with the participation of Gallery of History's management including Gallery of History's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, Gallery of History's CEO and CFO concluded that, as of September 30, 2005, Gallery of History's disclosure controls and procedures are effective in timely alerting them to information relating to Gallery of History (including its consolidated subsidiaries) required to be included in Gallery of History's periodic filings with the Securities and Exchange Commission.

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





                                    PART III
                                    ________

 Item 9. Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------

Directors, Executive Officers and Significant Employees
-------------------------------------------------------
       Set forth below are the present directors, executive officers and any significant employees of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.
                                                          Has Served
                                                          as Director
                             Position(s) with             Continuously
Name                   Age   the Company                     Since
----                   ---   ----------------                -----
Todd M. Axelrod        56    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           57    Treasurer/Assistant              1984
                             Secretary and Director

Dr. Michael Rosenman   44    Director                         2002

Glenn Olnick           59    Director                         2003

Leo Berezan            50    Director                         2004

        Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company.

       Todd M. Axelrod has been Chairman of the Board of Directors and President of the Company since its inception in November 1981. Mr. Axelrod has been a private collector of valuable historical documents since 1968.
Mr. Axelrod authored a book entitled "The Handbook of Historical Documents - A Guide to Owning History."

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

       To the Company's knowledge, during the fiscal year ended September 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the following exceptions: On July 7, 2005 a Form 5 was filed on behalf of Glenn Olnick disclosing his wife's ownership of 31,400 of shares of the Company's common stock when Mr. Olnick became a director of the Company and two subsequent sales by his wife of 400 shares in October 2004 and 293 shares in November 2004. In addition, Form 5 was filed on behalf of Leo Berezan disclosing his ownership of 35,690 shares of the Company's common stock. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.





Audit Committee Matters
-----------------------
       In fiscal 2005, the Company's Audit Committee consisted of Mr. Olnick, Chairman, Dr. Rosenman and Mr. Berezan. The Company's Board of Directors has determined that each member of the Audit Committee is an "audit committee financial expert" and that each member of the Audit Committee is an "independent director."



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




Item 10. Executive Compensation
         ----------------------
       The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2005, 2004, and 2003, of those persons who were (i) the chief executive officer and
(ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

                       SUMMARY COMPENSATION TABLE
                       __________________________

Name and Principal          Fiscal             Annual Compensation
Position                     Year               Salary       Bonus
------------------          ------             --------     ------
Todd M. Axelrod              2005              $   --(1)    $  --(1)
  President and Chief        2004                  --(1)       --(1)
  Executive Officer          2003                  --(1)       --(1)

Pamela R. Axelrod(2)         2005              $139,124     $ 5,153
  Executive Vice-President   2004               139,124        --(1)
                             2003               127,532        --(1)

(1)Previously accrued amounts were credited to paid-in capital effective September 2005.
   All remaining amounts have been accrued but not yet paid.
(2)Pamela Axelrod submitted her resignation as an officer and director of the Company on December 7, 2005.


       During the three-year period ended September 30, 2005, the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

       During the fiscal year ended September 30, 2005, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 2006. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.



Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

       (a)&(b) The following table sets forth certain information, as of December 1, 2005, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by each Director of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder         Beneficial Ownership(1)  of Class
--------  -------------------       -----------------------  --------
 Common    Todd M. Axelrod(2)           4,312,114(3)(5)        76.7%
 Stock

 Common    Rod R. Lynam(2)                    210               (4)
 Stock

 Common    Pamela Axelrod(2)            4,312,114(3)(5)        76.7%
 Stock

           Dr. Michael Rosenman(2)            -0-                --

 Common    Glenn Olnick(2)                 30,707(6)            (4)
 Stock

 Common    Leo Berezan(2)                  35,690               (4)
 Stock

 Common    Gerald Newman                  493,000               8.8%
 Stock     1716 Coral Cove Way
           Boca Raton, FL 33496

 Common    All Executive Officers       4,378,721              77.8%
 Stock     and Directors as a
           group (5 persons)

(1)	Except as otherwise noted in (5) below, the individuals referred to above have sole voting and investment power in regard to their Common Stock, subject to applicable community property laws.

(2)	Address is the same as the Company's address.

(3)	Includes 2,059,022 shares of Common Stock owned of record and beneficially by Pamela Axelrod, Mr. Axelrod's wife, for which Mr. Axelrod had been appointed proxy (as discussed in Note (5) below). Pursuant to a Decree of Divorce, Mrs. Axelrod transferred ownership of such 2,059,022 shares of Common Stock to Mr. Axelrod December 9, 2005. Excludes 204 shares of Common Stock owned of record and beneficially by Ruth Canvasser, Mr. Axelrod's mother, as to which Mr. Axelrod disclaim beneficial ownership.

(4)	Less than 1%.

(5)	Pamela Axelrod had appointed Todd Axelrod her proxy with full power of substitution, to vote all of her 2,059,022 shares and to give all consents on all matters that Mrs. Axelrod was entitled to vote or consent to at any meeting of the stockholders of the Company or under any other circumstance where a vote or consent of stockholders was required. Pursuant to a Decree of Divorce, Mrs. Axelrod transferred ownership of such 2,059,022 shares of Common Stock to Mr. Axelrod on December 9, 2005. Includes 2,253,092 shares held by Todd Axelrod, as to which Pamela Axelrod disclaims beneficial ownership (see Note (3) above).

(6)	Includes 30,707 shares of Common Stock owned of record and benefically by Mr. Olnick's wife.

       There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
       Prior to 2004, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod, to repay bank debt. The advance is due on demand but not earlier than November 1, 2006, with monthly interest payments. The rate had been 8% but was reduced to 6% as of September 1, 2005. Interest expense on this related party advance was $79,333 and $81,333 for fiscal years 2005 and 2004, respectively. The Company has also borrowed other amounts from Mr. Axelrod, from time to time during the fiscal year 2005 and 2004. These other advances had an interest rate of 1.5% above the prime lending rate but were reduced to 3% as of September 1, 2005 and totaled $3,280,063 and $2,904,791 as of September 30, 2005 and September 30, 2004, respectively. Interest expense on these other related party borrowings were $195,452 and $125,499 during fiscal years 2005 and 2004, respectively. The funds were used to supplement cash flows from operating activities. The Company is currently proposing to its shareholders that $3,231,722 of this loan be converted into 1,615,861 non-voting shares of Series A Convertible Preferred Stock. A vote of shareholders is scheduled for January 20, 2006. Todd and Pamela Axelrod have deferred receiving salaries since July 2001 to help the Company with its cash flows needs. To enable the Company to meet a NASDAQ listing requirement of maintaining $2,500,000 in equity, Todd and Pamela Axelrod agreed to forgive payment of $704,000 of previously accrued salaries and related payroll taxes in the fourth quarter, 2005. This amount has been credited to paid-in capital as contributed services. They have also agreed, as of September 1, 2005, to forgo future salaries. Pamela Axelrod submitted her resignation as an officer and director of the Company on December 7, 2005.



Item 13. Exhibits and Reports on Form 8-K

Exhibits

 3.1  Articles of Incorporation.*

 3.2  Amendment to Articles of Incorporation filed July 9, 1984.*

 3.3  Amendment to Articles of Incorporation filed May 29, 1990.*

 3.4  Bylaws.**

14.1  Code of Business Conduct and Ethics***

21    List of Subsidiaries.

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

32.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(b).

*	Incorporated by reference to Exhibit 3.1 to the Registrant's Form
        10-QSB for its fiscal quarter ended June 30, 2005 (the "Form 10-QSB").
**	Incorporated by reference to Exhibit 3.2 to the Form 10-QSB.
***	Incorporated by reference to Exhibit 14.1 to the Registrant's Form
        10-KSB for its fiscal year ended September 30, 2004.














Item 14. Principal Accountant Fees and Services

       The following table list the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2005 and 2004 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSB.



                                     2005(1)       2004
                                     ------        ----

            Audit Fees (2)          $24,500      $23,837
            Audit-Related Fees            0            0
            Tax Fees (3)              2,750        2,239
            All other fees                0            0


       (1) Total audit and tax fees for fiscal 2005 have not yet been billed to the Company.

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


Dated: December 28, 2005


                                         GALLERY OF HISTORY, INC.

                                         By: /s/ Todd M. Axelrod
                                            ____________________

                                            Todd M. Axelrod,
                                            Chairman and President


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                       Date
---------                    -----                       ----

/s/ Todd M. Axelrod      President and               December 28, 2005
--------------------     Chairman of the
Todd M. Axelrod          Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant         December 28, 2005
--------------------     Secretary and Director
Rod Lynam                (Principal Financial and
                         Accounting Officer)


/s/ Michael Rosenman     Director                    December 28, 2005
--------------------
Michael Rosenman


/s/ Glenn Olnick         Director                    December 28, 2005
--------------------
Glenn Olnick

/s/ Leo Berezan          Director                    December 28, 2005
--------------------
Leo Berezan