Form 10QSB
period 2005-12-31
GALLERY OF HISTORY INC
filed 2006-02-14
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-QSB



[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934        For the quarterly period ended   December 31, 2005


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934            For the transition period from________to_______

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


                               (702) 364-1000
                          Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                   [x]  Yes     [ ] No

Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of the Exchange Act).                        [ ]  Yes     [x] No


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 5,625,984 shares of Common Stock, par value $.0005 outstanding as of February 1, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]




                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________

                                         DECEMBER 31,    SEPTEMBER 30,
                                             2005            2005
                                         (Unaudited)
                                          ---------       ----------

               ASSETS
Cash                                     $     4,724     $     2,116
Inventory of documents                     6,466,188       6,451,310
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,153,812       1,173,538
Other assets                                 152,595         139,564
                                          ----------      ----------
TOTAL ASSETS                             $ 9,117,161     $ 9,106,370
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $   112,176     $    51,373
Notes payable:
  Majority stockholder                     4,434,055       4,280,063
  Other                                    1,317,989       1,380,633
Accrued salaries due to
  majority shareholder                         --            423,684
Other liabilities and accruals               100,869          91,408
                                          ----------      ----------
TOTAL LIABILITIES                          5,965,089       6,227,161
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Additional paid-in-capital                10,987,592      10,555,655
Deficit                                   (4,832,817)     (4,673,743)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 3,152,072       2,879,209
                                          ----------      ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,117,161     $ 9,106,370
                                          ==========      ==========



See the accompanying notes to consolidated financial statements.






              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
__________________________________________________________________________

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 2005           2004
                                                 ----           ----

REVENUES                                     $  208,343     $  313,365

COST OF REVENUES                                 23,379         37,670
                                              ---------      ---------
GROSS PROFIT                                    184,964        275,695
                                              ---------      ---------

OPERATING EXPENSES:
  Selling, general and administrative           292,332        371,284
  Depreciation                                   12,664         31,374
                                              ---------      ---------
TOTAL OPERATING EXPENSES                        304,996        402,658
                                              ---------      ---------

OPERATING LOSS                                 (120,032)      (126,963)
                                              ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense:
    Majority shareholder                        (40,459)       (64,204)
    Other                                       (30,743)       (32,561)
  Rental income, net                             24,608         17,561
  Other                                           7,552           --  .
                                              ---------      ---------
TOTAL OTHER INCOME (EXPENSE)                    (39,042)       (79,204)
                                              ---------      ---------


NET LOSS                                     $ (159,074)    $ (206,167)
                                              =========      =========



BASIC AND DILUTED LOSS PER SHARE                  $(.03)         $(.04)
                                                   ====           ====


WEIGHTED AVERAGE SHARES OUTSTANDING           5,625,984      5,625,984
                                              =========      =========






   See the accompanying notes to consolidated financial statements.




                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________

                                           THREE MONTHS ENDED DECEMBER 31,
                                                  2005          2004
                                                --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                    $(159,074)     $(206,167)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               19,726         38,698
     Contributed services                         8,253           --
     (Increase) decrease in:
       Inventory of documents                   (14,878)        25,714
       Other assets                             (13,031)       (10,494)
     (Decrease) increase in:
       Accounts payable                          60,803        (36,444)
       Accrued expenses and other liabilities     9,461         68,298
                                               --------       --------
  Net cash used in operating activities         (88,740)      (120,395)
                                               --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                        154,357         66,000
    Other                                         --           115,000
  Repayments of borrowings:
    Majority stockholder                           (365)        (1,006)
    Other                                       (62,644)      (118,447)
                                               --------       --------
  Net cash provided by financing activities      91,348         61,547
                                               --------       --------


NET INCREASE (DECREASE) IN CASH                   2,608        (58,848)
CASH, BEGINNING OF PERIOD                         2,116         59,868
                                               --------       --------
CASH, END OF PERIOD                           $   4,724      $   1,020
                                               ========       ========



SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest          $  54,274      $  96,765
                                               ========       ========

Capitalization of accrued officer salaries    $ 423,864           --
                                               ========       ========



See the accompanying notes to consolidated financial statements.






                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________



Basis of Presentation
---------------------
The consolidated financial statements as of December 31, 2005, and for the three month period ended December 31, 2005 and 2004, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2005 Annual Report on Form 10-KSB, from which the September 30, 2005 balance sheet information is derived.




Subsequent Event
----------------
       On January 20, 2006, the Company held a special meeting of shareholders for the following purpose: (1) to approve and authorize the amendment of the Company's Articles of Incorporation to authorize the issuance of up to 4,000,000 shares of Series A Preferred stock, par value $0.0005; and (2) to approve and authorize the issuance of 1,615,861 shares of Series A Preferred Stock, par value $0.0005, with an aggregate liquidation preference of $3,231,772, to Todd M. Axelrod, in consideration for cancellation of $3,231,772 in aggregate principal amount of indebtedness of the Company owed to Mr. Axelrod. The preferred stock will be entitled to a semi-annual dividend based on an annual rate of 3%. The remaining amount of this loan due Mr. Axelrod, $232,271 as of January 20, 2006, will continue with the same terms as previous including an interest rate of 3% annually.











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





Liquidity and Capital Resources
-------------------------------
       The deficiency in cash flow resulted from cash used in operating activities which were funded with borrowing from the Company's majority stockholder. This was largely due to the net loss the Company incurred. Total document inventory increased slightly in the quarter period, however purchases of new document inventory was curtailed and was about the same amount purchased in the previous year quarter period. Officer salaries accrued in the previous several years have been credited to paid-in capital, $704,000 and $423,684 effective September 30, 2005 and December 31, 2005, respectively. Contributed services of $8,253 from two officers were recognized in the quarter ended December 30, 2005. Historically, the cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and loans from the Company's majority stockholder, which the Company believes will continue although he has no obligation to make them.

       The Company is taking steps in an effort to improve operating results by increasing sales through its direct purchase website and other internet activity, which, combined, have become the Company's highest margin distribution channel. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with any firm offering similar products, but continues to be unable to generate sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding much more of its available inventory to the website. In addition, Mr. Axelrod has not been paid a salary in cash. Because of the Company's inability to pay, combined with the Company's desire to improve profitability, Mr. Axelrod and the Company have agreed to reduce his salary from approximately $11,517 per month to $2,417. Ms. Pamela (Axelrod) Ring's involvement with the Company has been substantially reduced and valued at $333 per month. On January 20, 2006, the stockholders of the Company voted to approve and authorize to issue 1,615,861 shares of Series A Preferred Stock to Mr. Axelrod in consideration for cancellation of $3,231,772 in aggregate principal amount of indebtedness of the Company owed to Mr. Axelrod. The remaining outstanding loan to Mr. Axelrod will continue to be paid at the reduced interest rate of 3%. The Preferred Stock will be entitled to an annual dividend rate of 3%.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing against its available line of credit ($63,000 balance at December 31, 2005), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least January 2007.







Critical Accounting Estimates, Policies and Practices
-----------------------------------------------------
       Revenues. The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. Shipping and handling costs and related customer charges are not significant in relation to selling prices. The Company's primary distribution channel currently is through its website. In the past year, the Company has seen a continued decrease in its internally promoted auctions to a degree it has considered discontinuing the catalog operation. The balance of the Company's sales is from repeat customers through its corporate office and consigned inventory to other auction establishments.


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

       Management believes that the Company's inventory of documents is generally appreciating in value. As a result, as stated earlier, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has (1) accumulated and maintains a supply of documents that is significantly greater than it intends or expects to market aggressively or even sell in a year and (2) has not committed to lowering prices to potentially generate increased sales to attain short-term profitability. Based on an aggregate historical cost (not number of documents), only about one-third of the Company's documents are listed and made available on one or more of the various distribution channels or displayed for sale. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical for the Company to define its operating cycle and, as a result, the Company presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

       Over the past several years the cost of the Company's inventory has ranged from its present level of approximately $6.5 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of changing significantly the composition of its inventory.


       Deferred tax assets. The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets are not likely to be utilized as a result of any gain on the Company's appreciated document inventory, if sold in bulk. The hypothetical gain and related tax effect is estimated based on management's perception of market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly as necessary.






Results of Operations
---------------------
       Total revenues decreased 34% comparing the quarterly periods ended December 31, 2005 to December 31, 2004. The Company incurred decreases in its catalog operation and its headquarters sales. Revenues generated from the Company's internal auction decreased 82% comparing the quarterly periods. The Company has been considering discontinuing the catalog operation because of the cost of the catalog production and the general lack of success of its auctions. Headquarters generated revenues were lower because of a couple larger sales that occurred in the previous year period. Revenues generated through the internet increased 10% comparing the first three month period of fiscal 2006 to fiscal 2005. Internet related revenues generated in fiscal 2006 amount to 88% of total revenues compared to 53% of total revenues generated in fiscal 2005 Comparing the two periods, the Company's direct purchase web site revenues increased 4% and the Company's eBay generated revenues increased 40%. The Company continues to enhance its marketing strategies for attracting qualified visitors and to increase inventory available on the internet. Cost of revenues for the three month period ended December 31, 2005 decreased slightly to 11% of net revenues for first quarter 2006 compared to 12% of net revenues for the first quarter 2005.

       Total operating expenses decreased 24% for the three month period ended December 31, 2005 compared to December 31, 2004. The majority of the decrease is the result of a reduction in officer's salaries. In addition, a decrease in the current quarter was realized from not printing and mailing a catalog which was done in the previous year period. Professional fees increased in the current quarter resulting from costs incurred for the Company's special meeting of stockholders. Depreciation costs decreased 60% comparing the quarters due to assets becoming fully depreciated, primarily our archive and inventory software programs.




Item 3.    Controls and Procedures.
           -----------------------
Based on their evaluation, as of December 31, 2005, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.









                       Part 2 - Other Information


Item 1-3.  None.



Item 4.    Submission of Matters to a vote of Security Holders.
           ---------------------------------------------------
       On January 20, 2006, the Company held a special meeting of shareholders for the following purpose: (1) to approve and authorize the amendment of the Company's Articles of Incorporation to authorize the issuance of up to 4,000,000 shares of preferred stock, par value $0.0005, of the Company, as designated by the Board of Directors from time to time; and (2) to approve and authorize the issuance of 1,615,861 shares of Series A Preferred Stock, par value $0.0005, with an aggregate liquidation preference of $3,231,772, to Todd M. Axelrod, in consideration for cancellation of $3,231,772 in aggregate principal amount of indebtedness of the Company owed to Mr. Axelrod.

       Voting for the first proposal to amend the Company's Articles of Incorporation, 4,959,807 were in favor and 2,018 against. The second proposal to issue the Preferred Stock for cancellation of debt passed with 4,959,669 for and 2,156 against.




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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   February 14, 2006        /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   February 14, 2006        /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)