Form 10QSB
period 2006-03-31
GALLERY OF HISTORY INC
filed 2006-05-12
CIK 763730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934             For the quarterly period ended   March 31, 2006


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



                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The Registrant had 5,625,984 shares of Common Stock, par value $.0005 outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]


                      Part 1  -  FINANCIAL INFORMATION
                      --------------------------------

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                          MARCH 31,      SEPTEMBER 30,
                                            2006             2005
                                         (Unaudited)
                                          ---------       ----------

               ASSETS
Cash                                     $     1,810     $     2,116
Inventory of documents                     6,481,192       6,451,310
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,134,486       1,173,538
Other assets                                 168,274         139,564
                                          ----------      ----------
TOTAL ASSETS                             $ 9,125,604     $ 9,106,370
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $   132,271     $    51,373
Notes payable:
  Majority stockholder                     1,361,022       4,280,063
  Other                                    1,288,469       1,380,633
Accrued salaries due to
  majority shareholder                         --            423,684
Other liabilities and accruals                92,785          91,408
                                          ----------      ----------
TOTAL LIABILITIES                          2,874,547       6,227,161
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued                        808            --
Additional paid-in-capital                14,226,809      10,555,655
Deficit                                   (4,973,857)     (4,673,743)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 6,251,057       2,879,209
                                          ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,125,604     $ 9,106,370
                                          ==========      ==========



See the accompanying notes to consolidated financial statements.




              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                               2006        2005          2006        2005
                             --------    --------     ---------   ---------

REVENUES                    $ 140,689   $ 300,887    $  349,032  $  614,252

COST OF REVENUES               14,316      38,334        37,696      76,004
                             --------    --------     ---------   ---------
GROSS PROFIT                  126,373     262,553       311,336     538,248
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              228,649     382,540       520,980     753,824
 Depreciation                  12,266      26,377        24,930      57,751
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      240,915     408,917       545,910     811,575
                             --------    --------     ---------   ---------

OPERATING LOSS               (114,542)   (146,364)     (234,574)   (273,327)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (26,684)    (68,521)      (67,143)   (132,726)
   Other                      (29,254)    (31,736)      (59,997)    (64,296)
 Rental income, net            29,440      27,635        54,048      45,196
 Other                           --          --           7,552        --
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (26,498)    (72,622)      (65,540)   (151,826)
                             --------    --------     ---------   ---------


NET LOSS                    $(141,040)  $(218,986)   $ (300,114) $ (425,153)
                             ========    ========     =========   =========




BASIC LOSS PER SHARE:           $(.03)      $(.04)        $(.05)      $(.08)
                                 ====        ====          ====        ====


WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========



See the accompanying notes to consolidated financial statements.




                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                               SIX MONTHS ENDED MARCH 31,
                                                  2006           2005
                                                --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(300,114)     $(425,153)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               39,052         72,136
     Contributed services                        16,506           --
     (Increase) decrease in:
       Inventory of documents                   (29,882)        49,965
       Other assets                             (28,710)       (17,125)
     (Decrease) increase in:
       Accounts payable                          80,898        (40,367)
       Accrued expenses and other liabilities     1,378        149,479
                                               --------       --------
  Net cash used in operating activities        (220,872)      (211,065)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               --           (2,200)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                        319,354        224,782
    Other                                        90,000        160,000
  Repayments of borrowings:
    Majority stockholder                         (6,624)        (4,619)
    Other                                      (182,164)      (222,751)
                                               --------       --------
  Net cash provided by financing activities     220,566        157,412
                                               --------       --------

NET DECREASE IN CASH                               (306)       (55,853)

CASH, BEGINNING OF PERIOD                         2,116         59,868
                                               --------       --------
CASH, END OF PERIOD                           $   1,810      $   4,015
                                               ========       ========



SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest          $  54,274      $ 197,022
                                               ========       ========
Issuance of preferred stock in settlement of
 capitalization of accrued officer salaries   $ 423,864      $   --
                                               ========       ========


See the accompanying notes to consolidated financial statements.





                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________



Basis of Presentation
---------------------
The consolidated financial statements as of March 31, 2006, and for the three and six month periods ended March 31, 2006 and 2005, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2005 Annual Report on Form 10-KSB, from which the September 30, 2005, balance sheet information is derived.




Preferred Stock
---------------
       On January 20, 2006, the Company held a special meeting of shareholders for the following purpose: (1) to approve and authorize the amendment of the Company's Articles of Incorporation to authorize the issuance of up to 4,000,000 shares of Series A Preferred stock, par value $0.0005; and (2) to approve and authorize the issuance of 1,615,861 shares, constituting 100% of the outstanding shares, of Series A Preferred Stock, par value $0.0005, with an aggregate liquidation preference of $3,231,772, to Todd M. Axelrod, at an agreed value of $2 per share, in consideration for cancellation of $3,231,772 in aggregate principal amount of indebtedness of the Company owed to Mr. Axelrod. The preferred stock will be entitled to a semi-annual dividend based on an annual rate of 3%. The remaining amount of this loan due Mr. Axelrod, $232,271 as of January 20, 2006, will continue with the same terms as previous including an interest rate of 3% annually.












                    Part 1 - Item 2  Financial Information
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------
       This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," and similar expressions are intended to identify forward looking statements. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements of those of the Company's industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are the Company's ability to obtain additional capital, on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company; competition by entities which may have greater resources than the Company; the Company's ability to market and sell its inventory of historical documents; the Company's ability to correctly value its inventory of documents; and other factors included in the Company's filings with the Securities and Exchange Commission (the "SEC"). Copies of the Company's SEC filings are available from the SEC or may be obtained upon request from the Company. The Company does not undertake any obligation to update the information contained herein, which speaks only as of this date.



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



Liquidity and Capital Resources
-------------------------------
       Net cash flows used by operating activities remained basically unchanged comparing the six month periods ended March 31, 2006 and 2005. Cash used in operating activities, largely resulting from the net loss was offset somewhat by an increase in accounts payable as a result primarily from increased professional fees. In addition, document inventory increased in the period. Purchases of new documents amount to approximately $68,000 in the first six month period ended March 31, 2006. Contributed services of $16,506 from two officers were recognized in the six month period ended March 31, 2006, and salaries of $423,864 accrued in previous years have been credited to paid-in capital. The cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and loans from the Company's majority stockholder.

       The Company is taking steps in an effort to improve operating results by increasing sales through its direct purchase website and other internet activity, which, combined, have become the Company's highest margin distribution channel. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with any firm offering similar products, but continues to be unable to generate sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding much more of its available inventory to the website. In addition, Mr. Axelrod is not being paid a salary in cash, and the Company is now recording compensation at the estimated fair-value of his reduced services and doing likewise with respect to another officer. On January 20, 2006, the stockholders of the Company voted to approve and authorize to issue 1,615,861 shares of Series A Preferred Stock to Mr. Axelrod in consideration for cancellation of $3,231,772 in aggregate principal amount of indebtedness of the Company owed to Mr. Axelrod. The remaining outstanding loan to Mr. Axelrod is to be paid at the reduced interest rate of 3%. The Preferred Stock is entitled to an annual dividend rate of 3%.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing against its available line of credit ($40,000 balance at March 31, 2006), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least April 2007.


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




Results of Operations
---------------------
       Total revenues decreased 53% comparing the quarterly periods and 43% comparing the six month periods ended March 31, 2006 to March 31, 2005. The majority of the decrease was the absence of the Company's catalog operation in the current fiscal year. During the current quarter the Company did not conduct any auctions. In the previous year quarter period, auction revenues comprised 43% of the Company's total revenues. For the current six month period, the Company conducted one auction which totaled 2% of the Company total revenues which is a decrease of 95% compared to the previous year six month period that amounted to 29% of total revenues. The Company has been considering discontinuing the catalog operation because of the cost of the catalog production and the general lack of success of its auctions. The one auction conducted in the current six month period netted the Company $5,852 after cost of revenues and catalog costs.
In the previous year six month period, the Company conducted three auctions that netted an average of $29,050 per auction after cost of revenues and catalog costs. Headquarters generated revenues were lower because of a couple larger sales that occurred in the previous year period. Revenues generated through the Company's web site decreased 28% comparing the three month period ended March 31, 2006 to the previous year quarter. These revenues did amount to 61% of the total Company's 2006 quarter revenues compared to 40% of total revenues for the 2005 quarter. Comparing the six month periods, the web site revenues decrease 11% and amounted to 65% of total revenues for 2006 compared to 42% of total revenues for 2005. The decreases can be attributed to the increased availability of similar documents from competitors on the internet. To offset these decreases, the Company's Ebay involvement increased 79% comparing the two quarter periods and increased 58% comparing the two six month periods. For the quarter, Ebay revenues comprised 31% of total revenues generated compared to 8% in the previous year quarter. For the six month period, Ebay revenues amounted to 24% of total revenues compared to 9% in the previous year. Through its higher pricing, the Company has continued to maintain its higher gross profit margins. Cost of revenues decrease to 10% of net revenues for the quarter period ended March 31, 2006 compared to 13% of net revenues for the quarter ended March 31, 2005. For the six month period ended March 31, 2006, cost of revenues amounted to 11% of net revenues compared to 12% of net revenues for the previous year six month period.

Total operating expenses decreased 41% for the quarter period and 33% for the six month period. Selling, general and administrative expenses decreased 40% comparing the quarter ended March 31, 2006 to March 31, 2005 and they decreased 31% comparing the six month periods. For the most part, the Company did not incur any catalog printing and mailing costs in fiscal 2006. Catalog costs amounted to 13% of total revenues for the quarter ended March 31, 2005 and these costs amounted to 10% of total revenues for the six month period ended March 31, 2005. Salary expense decreased 55% comparing the quarter periods and decrease 50% comparing the two six month periods because of the reduction in officer salaries. These decreases were partially offset in the current fiscal period by a 194% increase in professional fees as a result of the Company's issues relating to the continued listing of common stock on NASDAQ, as previously reported on Form 8-K, incurred in the first quarter of fiscal 2006. Depreciation costs decreased 63% comparing the quarters periods and decreased 57% comparing the six month periods due to assets becoming fully depreciated, primarily the Company's archive and inventory software programs.




Item 3.      Controls and Procedures.
             ------------------------
             Based on their evaluation, as of March 31, 2006, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.








                      Part 2  -  Other Information


Item 1-5.    None.

Item 6.      Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      3.     Amendment to Articles of Incorporation

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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)






Date   May 12, 2006             /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)




Date   May 12, 2006             /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)