Form 10QSB
period 2006-06-30
GALLERY OF HISTORY INC
filed 2006-08-11
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB



[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                                For the quarterly period ended   June 30, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the transition period from ______ to _____
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


                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The Registrant had 5,625,984 shares of Common Stock, par value $.0005 outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [x]


                     Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                           JUNE 30,      SEPTEMBER 30,
                                            2006             2005
                                         (Unaudited)
                                          ---------       ----------

               ASSETS
Cash                                     $       305     $     2,116
Inventory of documents                     6,505,917       6,451,310
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,116,720       1,173,538
Other assets                                 141,623         139,564
                                          ----------      ----------
TOTAL ASSETS                             $ 9,104,407     $ 9,106,370
                                          ==========      ==========



            LIABILITIES
Accounts payable                         $   114,336     $    51,373
Notes payable:
  Majority stockholder                     1,466,421       4,280,063
  Other                                    1,267,952       1,380,633
Accrued salaries,
  majority shareholder                         --            423,684
Other liabilities and accruals                80,122          91,408
                                          ----------      ----------
TOTAL LIABILITIES                          2,928,831       6,227,161
                                          ----------      ----------


        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued                        808            --
Additional paid-in-capital                14,235,062      10,555,655
Deficit                                   (5,057,591)     (4,673,743)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 6,175,576       2,879,209
                                          ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 9,104,407     $ 9,106,370
                                          ==========      ==========



See the accompanying notes to consolidated financial statements.
________________________________________________________________



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                               2006        2005          2006        2005
                             --------    --------     ---------   ---------

REVENUES                    $ 153,437   $ 265,203    $  502,469  $  879,455

COST OF REVENUES               15,021      39,695        52,716     115,699
                             --------    --------     ---------   ---------
GROSS PROFIT                  138,416     225,508       449,753     763,756
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              194,444     324,768       715,425   1,078,592
 Depreciation                  10,750      24,136        35,680      81,887
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      205,194     348,904       751,105   1,160,479
                             --------    --------     ---------   ---------

OPERATING LOSS                (66,778)   (123,396)     (301,352)   (396,723)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (18,461)    (75,058)      (85,604)   (207,784)
   Other                      (29,372)    (31,878)      (89,369)    (96,174)
 Rental income, net            30,877      23,151        84,925      68,347
 Other                           --          --           7,552        --
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (16,956)    (83,785)      (82,496)   (235,611)
                             --------    --------     ---------   ---------


NET LOSS                    $ (83,734)  $(207,181)   $ (383,848) $ (632,334)
                             ========    ========     =========   =========




BASIC LOSS PER SHARE:           $(.01)      $(.04)        $(.07)      $(.11)
                                 ====        ====          ====        ====


WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========




See the accompanying notes to consolidated financial statements.
_______________________________________________________________



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                               NINE MONTHS ENDED JUNE 30,
                                                  2006           2005
                                                --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(383,848)     $(632,334)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               56,818        103,333
     Contributed services                        24,759           --
     (Increase) decrease in:
       Inventory of documents                   (54,607)        75,213
       Other assets                              (2,059)        (1,896)
     (Decrease) increase in:
       Accounts payable                          62,963        (48,688)
       Accrued expenses and other liabilities   (11,286)       228,798
                                               --------       --------
  Net cash used in operating activities        (307,260)      (275,574)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               --           (6,899)
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                        425,582        334,734
    Other                                       161,000        235,000
  Repayments of borrowings:
    Majority stockholder                         (7,452)        (7,734)
    Other                                      (273,681)      (286,950)
                                               --------       --------
  Net cash provided by financing activities     305,449        275,050
                                               --------       --------

NET DECREASE IN CASH                             (1,811)        (7,423)

CASH, BEGINNING OF PERIOD                         2,116         59,868
                                               --------       --------
CASH, END OF PERIOD                           $     305      $  52,445
                                               ========       ========



SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest         $  188,596      $ 303,958
Capitalization of accrued salaries,           =========       ========
  majority shareholder                       $  423,864          --
Issuance of preferred stock in partial        =========
  settlement of note payable,
  majority shareholder                       $3,231,772          --
                                              =========

See the accompanying notes to consolidated financial statements.
________________________________________________________________






                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________


Basis of Presentation
---------------------
The consolidated financial statements as of June 30, 2006, and for the three and nine month periods ended June 30, 2006 and 2005, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2005 Annual Report on Form 10-KSB, from which the September 30, 2005, balance sheet information is derived.






Preferred Stock
---------------
       On January 20, 2006, the Company held a special meeting of shareholders for the following purpose: (1) to approve and authorize the amendment of the Company's Articles of Incorporation to authorize the issuance of up to 4,000,000 shares of Series A Preferred stock, par value $0.0005; and (2) to approve and authorize the issuance of 1,615,861 shares, constituting 100% of the outstanding shares, of Series A Preferred Stock, par value $0.0005, with an aggregate liquidation preference of $3,231,772, to the Company's principal officer and majority shareholder, Todd M. Axelrod, at an agreed value of $2 per share, in consideration for cancellation of $3,231,772 in aggregate principal amount of the note payable constituting indebtedness of the Company owed to Mr. Axelrod. The preferred stock is entitled to a semi-annual dividend based on an annual rate of 3%. The remaining balance of this loan due Mr. Axelrod, $232,271 as of January 20, 2006, continued with the same terms as previous including an interest rate of 3% annually.







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




Liquidity and Capital Resources
-------------------------------
       The increase in net cash used for operating activities in the current nine month period of fiscal 2006 resulted largely from increases in inventory purchases. Contributed services of $24,759 from two officers were recognized in the nine month period ended June 30, 2006, and salaries of $423,864 accrued in previous years have been credited to paid-in capital in the current fiscal year. The cash flow deficiencies have been funded primarily from borrowings from the Company's bank line of credit and loans from the Company's majority stockholder.

       The Company is taking steps in an effort to improve its operating results by attempting to increase sales through its direct purchase website and other internet activity, which, combined, have become the Company's highest margin distribution channel. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with any firm offering similar products, but continues to be unable to generate sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding much more of its available inventory to the website. In addition, Mr. Axelrod is not being paid a salary in cash, and the Company is now recording compensation at the estimated fair-value of his reduced services and doing likewise with respect to another officer. On January 20, 2006, the stockholders of the Company voted to approve and authorize to issue 1,615,861 shares of Series A Preferred Stock to Mr. Axelrod in consideration for cancellation of $3,231,772 in aggregate principal amount of indebtedness of the Company owed to Mr. Axelrod. The remaining outstanding loan to Mr. Axelrod is to be paid at the reduced interest rate of 3%. The Preferred Stock is entitled to an annual dividend rate of 3%.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing against its available line of credit ($34,000 available at June 30, 2006), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least July 1, 2007.



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

       Over the past several years, the cost of the Company's inventory has ranged from its present level of approximately $6.5 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of changing significantly the composition of its inventory.


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




Results of Operations
---------------------
       Total revenues decreased 42% comparing the quarterly periods and 43% comparing the nine month periods ended June 30, 2006 to June 30, 2005. The majority of the decrease was the absence of the Company's catalog operation in the current fiscal year. During the current quarter the Company did not conduct any catalog auctions. In the previous year quarterly period, catalog auction revenues comprised
24% of the Company's total revenues. For the current nine month period, the Company conducted one auction which totaled 2% of the Company total revenues compared to the previous year nine month period that amounted to 27% of total revenues. In addition, the Company has not consigned any inventory to outside auctions in the current fiscal year. Those revenues comprised 5% of total revenues in the nine month period of the previous fiscal year. The Company's internet generated revenues increased 1% comparing the quarterly periods and decreased 8% comparing the nine month periods. Revenues from the Company's involvement with eBay increased 15% comparing the quarterly periods and increased 42% comparing the two nine month periods. Revenues generated through eBay comprised 22% of the current quarter's total revenues and 24% of the current nine month period's total revenues. Through its higher pricing, the Company continues to maintain its higher gross profit margins. Cost of revenues amounted to 10% of net revenues for the quarter period ended June 30, 2006 compared to 15% of net revenues for the quarter ended June 30, 2005. For the nine month period ended June 30, 2006, cost of revenues amounted to 10% of net revenues compared to 13% of net revenues for the nine month period ended June 30, 2005.

       Total operating expenses decreased 41% comparing the quarterly periods and 35% comparing the nine month periods ended June 30, 2006 to June 30, 2005. The decrease is largely because of the reduction in officer compensation. Salaries decreased 57% comparing the quarterly periods and they decreased 51% comparing the nine month periods. The Company has also reduced advertising which decreased 45% comparing the quarterly and about 1% comparing the nine month periods. Catalog printing and mailing costs in fiscal 2006 amounted to less the 1% of total revenues. In fiscal 2005, catalog printing and mailing cost amounted to 7% of total revenues. Depreciation costs decreased 55% comparing the quarterly periods and decreased 56% comparing the nine month periods due to assets becoming fully depreciated, primarily the Company's archive and inventory software programs.













Item 3.		Controls and Procedures.
                ------------------------

                Based on their evaluation, as of June 30, 2006, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.









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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   Augus 11, 2006          /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   August 11, 2006          /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)