Form 10KSB
period 2006-09-30
GALLERY OF HISTORY INC
filed 2006-12-28
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________ to ________

Commission file number   0-13757

                             GALLERY OF HISTORY, INC.
                  (Name of small business issuer in its charter)

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

Securities registered under Section 12(b) of the Act:
      Title of each class                Name of Exchange on which registered
      ___________________                      ________________________

Securities registered under Section 12(g) of the Act:
                         Common Stock, par value $.0005
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

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

Indicate by check whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).   [ ]Yes    [x]No

State issuer's revenues for the most recent fiscal year:   $679,461

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (1,247,263 shares) as of December 10, 2006 was approximately $2,220,128 based upon $1.78, the price at which the stock was sold on such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The registrant had 5,625,984 shares of Common Stock outstanding as of December 1, 2006.

                     DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference to Item 13 - Exhibits and Reports on Form 8-K; Form 10-QSB for the fiscal quarter ended June 30, 2005; and Form 10-KSB for the fiscal year ended September 30, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [x]






                                    PART I

Item 1. Business
        --------
        Business Development
        --------------------

       The Gallery of History, Inc. (hereinafter the "Company") was incorporated in the State of Nevada on November 10, 1981.

       The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 183,000 different documents. Retail sales of documents are made from a gallery located at our headquarters in Las Vegas, Nevada. However, documents are largely sold through sales conducted over the internet including the Company's websites.

       Our marketing efforts principally target individuals who have appreciated or collected antiques, paintings, lithographs, and other works of art or other collectibles, but not necessarily historical documents, and who may lack awareness of the availability of historical documents for purchase. All of the documents are preserved by utilizing museum quality encapsulation materials, mattings and protective coverings that are characteristically acid-free, and by other steps taken to ensure the longevity of the documents.

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

       We catalogue the diverse inventory using internally developed software and a computer server network. The system allows the Company's sales staff to identify inventory held in the Company's central repository, obtain descriptions of the documents, and even obtain images of the documents to exhibit to customers.



Certificates of Authenticity
----------------------------
       Documents purchased by the Company frequently are acquired by the Company with guarantees from the sellers. Whether or not the Company receives such a guarantee, it purchases documents subject to its own verification of authenticity. To ascertain authenticity, we may utilize information provided by the seller as to the transfer of ownership of documents; subject the documents to our own examination; employ outside experts available to examine the documents; or we may use other means.

       The Company makes available to its customers a ten-year Certificate of Authenticity, which obligates the Company to refund to the customer the purchase price paid if any document is proven non-authentic. Should our determination of authenticity of documents be erroneous, the Company would likely incur a loss unless there was recourse against the seller. The Company does not carry any insurance and is currently not aware of any entity that underwrites such insurance at commercially reasonable rates to protect against a loss arising from either the purchase of documents lacking authenticity or claims by our customers for recovery against our authenticity warranty. Claims made against the Company pursuant to its Certificates of Authenticity have been immaterial, and accordingly, the Company has not established a reserve against the risk of forgery or against any exposure under the Certificates of Authenticity.



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

       In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's approximate 183,000 document inventory would be positively affected.
To the extent the Company is successful in attracting consignments, it would be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the "hammer" or selling price.

       There is no assurance that the Company will be able to realize profit margins for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.



Seasonal Business
-----------------
       The Company's business, which is currently focused on sales through the internet, is not seasonal.



Employees
---------
       As of December 1, 2006, the Company had five full-time, one contracted employees, in addition to its three executive officers.




Item 2. Properties
        ----------
       The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 18,913 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2006, 11,502 square feet was being leased to six tenants for an aggregate monthly rental of $17,365 under leases expiring at varying times from December 2006 though October 2012. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see Note 5 to Consolidated Financial Statements.



Item 3. Legal Proceedings
        -----------------
None.



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
       On September 15, 2006, the Company held its annual meeting of shareholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to approve the appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a professional corporation
(PBTK), as the Company's independent auditors for the fiscal year ending September 30, 2006.

       At the Meeting the following Directors were elected:

                             VOTES CAST
                                 FOR                  WITHHELD
       NOMINEES                ELECTION              AUTHORITY
       --------                --------              ---------
Todd M. Axelrod               5,552,595                7,200
Rod Lynam                     5,552,595                7,200
Michael Rosenman              5,559,795                    0
Leo Berezan                   5,559,795                    0
Roger Schneier                5,559,795                    0

       Voting for the appointment of Piercy, Bowler, Taylor & Kern as the Company's independent auditors, 5,559,953 shares were in favor, and 140 against.





                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
        --------------------------------------------------------------------
       (a)(1)(2) The Company's Common Stock, par value $.0005, is quoted on the National Association of Securities Dealers Automated
Quotation System ("NASDAQ") Small-Cap Market under the symbol HIST. According to the records of our transfer agent and ADP Investor
Communications Services, as of October 17, 2006 there were approximately 362 holders of record of the Company's Common Stock.
The following table sets forth the high and low sale price for the Company's Common Stock for the periods indicated as reported on NASDAQ.

                                         Low Sale             High Sale
                                           Price                Price
                                           -----                -----
Fiscal 2005
 October 1, 2004 - December 31, 2004      $3.70                $4.71
 January 1, 2005 - March 31, 2005          3.00                 4.40
 April 1, 2005 - June 30, 2005             2.50                 3.40
 July 1, 2005 - September 30, 2005         1.49                 2.55

Fiscal 2006
 October 1, 2005 - December 31, 2005      $1.00                $1.78
 January 1, 2006 - March 31, 2006          1.06                 1.77
 April 1, 2006 - June 30, 2006             1.05                 3.15
 July 1, 2006 - September 30, 2006         1.16                 3.50

(a)(3) Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its internal cash flow use and possible repurchase of its own common stock.

(a)(4) There are no equity compensation plans or any other options to purchase the Company's common stock outstanding as of September 30, 2006.

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

       The Company has a bank line of credit in the amount of $100,000 through August 2007. Loans under the line are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 2006, there was $12,000 drawn against this line of credit. The Company's term mortgage note was renewed in July 2002 in the amount of $1,541,389 and has a 9% interest rate and a maturity date of July 15, 2007. The note is collateralized by the Company's building. Prior to fiscal 2005, the Company borrowed $1,000,000 from its majority shareholder and president, Todd Axelrod. The amount is due on demand but not earlier than October 31, 2007, with interest payments monthly at a rate that was reduced September 1, 2005 from 8% to 6%. The purpose of this advance was to reduce the Company's outstanding line of credit and to finance its stock repurchase program. The Company has also borrowed funds from Mr. Axelrod, from time to time during the fiscal years 2006 and 2005. The funds borrowed had an interest rate of 1.5% above the prime lending rate but was reduced to 3% as of September 1, 2005. The balance of the funds borrowed was $582,556 as of September 30, 2006. The funds were used to supplement operating activities.

       The Company believes that its current cash requirements will be met by appropriately managing the timing and volume of new document acquisitions and availability for sale, generating revenues from its operations, drawing amounts available under its existing line of credit facility, seeking additional borrowings or advances against its documents inventory and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 31, 2007.

       Historically, cash flow deficiencies have been funded with borrowing from Mr. Axelrod. Management believes that the need for such borrowing should not diminish until profitability and cash flows from operations improve. To improve profitability and cash flows, sales will need to increase. To increase sales, management may have to reevaluate its product pricing strategy and decrease the offering prices of its merchandise.

       To date, management has been reluctant to cut prices and, instead, to achieve its strategic objectives, continues to increase inventory available on the internet. With a market potential that is world-wide, and unlimited in terms of inventory exposure, the Company has continued to employ this channel to improve revenue levels. Currently, the website had been materially enlarged to include approximately 40,400 document choices spread over an expanded list of categories and historical genres. Further, owing to the size and diversity of its inventory, management feels the Company is positioned to favorably compete with any firms offering similar products.
Equally important is the fact that with no limitations, or added costs for the development of this outlet, the Company could, in time, still significantly increase its available inventory to this outlet without negatively impacting the rarity of our documents, thus providing a global audience with a diversity of choice. The Company also continues its investigation of productive links with other organizations, thus expanding its market through cooperative alliances with firms and/or institutions whose audiences are understood to possess potential as document buyers.

       The Company anticipates no material commitments for capital expenditures in the near term, as the Company is not currently contemplating additional expansion. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.


Critical Accounting Policies and Practices
------------------------------------------
Revenues
--------
       The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. The Company's distribution channels consist of its direct purchase websites and other internet avenues including eBay. Shipping and handling costs and related customer charges are not significant.


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



Results of Operations
----------------------
Fiscal 2006 Compared to Fiscal 2005
-----------------------------------
       The Company had decided in fiscal 2006 to cease its catalog auction operation due to the extreme competition developing in this area. The Company could not maintain its historical gross margins. Instead, effort was directed towards the Company's own websites and other internet channels. Total revenues decreased 30% comparing fiscal 2006 to fiscal 2005. The Company's catalog auction revenues were minor for fiscal 2006 but amounted to 26% of total revenues for fiscal 2005. The Company also participated in one external auction in fiscal 2005 that amounted to 4% of total revenues for fiscal 2005.
The Company did not participate in any external auctions in fiscal 2006. Revenues generated through the internet channels increased 3% comparing fiscal 2006 with fiscal 2005. These revenues amounted to 91% of total revenues generated for fiscal 2006 compared to 53% of total revenues in fiscal 2005.

       Cost of revenues decreased to 10% of net revenues in fiscal 2006 compared to 13% of net revenues for fiscal 2005. Part of this decrease is because of the Company's pricing structure, but in addition, the cost of revenues for the Company's fiscal 2005 catalog auction operation amounted to 17% of net revenues. In addition, this fiscal 2005 cost of revenues number does not include the cost of printing and mailing of the catalogs which amounted to 6% of fiscal 2005 net revenues. Cost of revenues is comprised of the actual document cost. The cost of shipping and handling charges and related customer charges are not significant.

       Total operating expenses decreased 35% comparing fiscal 2006 to fiscal 2005. As stated above, a significant amount of this decrease is attributed to discontinuing the printing and mailing of catalogs. Salaries and related payroll taxes decreased 51% comparing fiscal 2006 to 2005 mainly due to the reduction in officer salaries. Advertising on the internet was reduced in fiscal 2006 and resulted in a decrease of 13% comparing the two fiscal years. Depreciation expense decreased 53% in fiscal 2006 compared to 2005 largely resulting from assets becoming fully depreciated.


       Also included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are included net in other income and expense ($105,936 fiscal 2006 as compared to $91,991 for fiscal 2005). Rental revenues increased 7% comparing the fiscal years due to increased rental rates.

       Other expense includes a $75,377 write down of our framing raw material inventory. The Company does not promote framed documents as it once did in its gallery settings, thus we do very little framing of sales generated from the internet.









Item 7. Financial Statements.









                               TABLE OF CONTENTS




                                                                        PAGE




Report of Independent Registered Public Accounting Firm                  12


Consolidated Balance Sheets - September 30, 2006 and 2005                13


Consolidated Statements of Operations for the years ended
September 30, 2006 and 2005                                              14


Consolidated Statements of Stockholders' Equity for the
years ended September 30, 2006 and 2005                                  15


Consolidated Statements of Cash Flows for the years
ended September 30, 2006 and 2005                                        16


Notes to Consolidated Financial Statements                               17














            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------



To the Board of Directors and Stockholders of Gallery of History, Inc.:



We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.





/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors, a Professional
Corporation




Las Vegas, Nevada
October 26, 2006





                   GALLERY OF HISTORY, INC. AND SUBSIDIARIES
                   -----------------------------------------

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND 2005
__________________________________________________________________

                                               2006         2005
                                               ----         ----

         ASSETS
         ------
Cash                                       $    1,738   $    2,116
Inventory of documents owned                6,504,288    6,451,310
Deferred tax assets                         1,339,842    1,339,842
Property and equipment, net                 1,100,381    1,173,538
Other assets                                   53,996      139,564
                                            ---------    ---------
                                           $9,000,245   $9,106,370
                                            =========    =========



       LIABILITIES

Accounts payable                           $  100,093   $   51,373
Advances and notes payable:
  Majority shareholder                      1,582,556    4,280,063
  Other                                     1,186,815    1,380,633
Accrued salaries due to
  majority shareholder                          --         423,684
Other liabilities and accruals                145,922       91,408
                                            ---------    ---------
                                            3,015,386    6,227,161
                                            ---------    ---------


   STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                      5,968        5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued                         808        --
Additional paid-in capital                 14,243,315   10,555,655
Accumulated deficit                        (5,256,561)  (4,673,743)
Common stock in treasury,
  6,309,324 shares, at cost                (3,008,671)  (3,008,671)
                                            ---------    ---------
                                            5,984,859    2,879,209
                                            ---------    ---------
                                           $9,000,245   $9,106,370
                                            =========    =========

See notes to consolidated financial statements.
________________________________________________________________





                   GALLERY OF HISTORY, INC. AND SUBSIDIARIES
                   -----------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
________________________________________________________________


                                               2006         2005
                                               ----         ----

REVENUES                                   $  679,461   $1,120,959

COST OF REVENUES                               68,685      148,041
                                            ---------    ---------
GROSS PROFIT                                  610,776      972,918
                                            ---------    ---------

OPERATING EXPENSES
 Selling, general and administrative          915,895    1,385,329
 Depreciation                                  45,113       95,968
                                            ---------    ---------
                                              961,008    1,481,297
                                            ---------    ---------
OPERATING LOSS                               (350,232)    (508,379)
                                            ---------    ---------
OTHER INCOME (EXPENSE)
 Interest expense:
    Majority shareholder                     (104,751)    (274,785)
    Other                                    (117,699)    (127,633)
 Rental income, net                           105,936       91,991
 Impairment provision of other assets         (75,377)        --
 Other                                          7,781         --
                                            ---------    ---------
                                             (184,110)    (310,427)
                                            ---------    ---------


NET LOSS                                  $(  534,342) $(  818,806)
                                            =========    =========



BASIC AND DILUTED LOSS PER SHARE                $(.09)       $(.15)
                                                 ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING         5,625,984    5,625,984
                                            =========    =========






See notes to consolidated financial statements.
________________________________________________________________




GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
____________________________________________________________________________


                                Additional                Common
    Common Stock     Preferred    Paid-in  Accumulated   Stock in
    Shares   Par   Shares   Par   Capital    Deficit     Treasury    Total
   -------- -----  ------- ----  ---------  ---------   ---------   --------


Balance at October 1, 2004
   11935308 $5968     --   $--   $ 9851655  $(3854937)  $(3008671)  $2994015


Contributed services by
  Majority shareholders
       --     --      --    --      704000       --          --       704000

Net loss
       --     --      --    --        --      (818806)       --      (818806)
   --------  ----  -------  ---   --------   --------    --------    -------


BALANCE AT SEPTEMBER 30, 2005
   11935308  5968     --    --    10555655   (4673743)   (3008671)   2879209


Contributed services by
  Majority shareholders
       --     --      --    --      456696       --          --       456696

Issue preferred stock
       --     --   1615861  808    3230964       --          --      3231772

Preferred dividend
       --     --      --    --        --       (48476)       --       (48476)

Net loss
       --     --      --    --        --      (534342)       --      (534342)
   --------  ----  -------  ---   --------   --------    --------    -------



BALANCE AT SEPTEMBER 30, 2006
   11935308 $5968  1615861 $808  $14243315  $(5256561)  $(3008671)  $5984859
   ========  ====  =======  ===   ========   ========    ========    =======





See notes to consolidated financial statements.
________________________________________________________________


                   GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
__________________________________________________________________

                                                   2006           2005
                                                   ----           ----
OPERATING ACTIVITIES
 Net loss                                      $(534,342)     $(818,806)
 Depreciation and amortization                    73,157        124,474
 Contributed services of majority shareholders    33,012        704,000
 (Increase) decrease in:
     Inventory of documents owned                (52,978)       110,692
     Other assets                                 85,568          1,123
 Increase (decrease) in:
     Accounts payable                             48,720        (44,127)
     Accrued and other liabilities                 6,038       (424,488)
                                                --------       --------
Net cash used in operating activities           (340,825)      (347,132)
                                                --------       --------

INVESTING ACTIVITIES
 Purchase of property and equipment                 --           (9,182)
                                                --------       --------

FINANCING ACTIVITIES
 Proceeds from borrowings:
     Majority shareholder                        541,820        383,634
     Other                                       217,000        280,000
 Repayments of borrowings:
     Majority shareholder                         (7,555)        (8,362)
     Other                                      (410,818)      (356,710)
                                                --------       --------
Net cash provided by financing activities        340,447        298,562
                                                --------       --------

NET DECREASE IN CASH                                (378)       (57,752)

CASH, BEGINNING OF YEAR                            2,116         59,868
                                                --------       --------
CASH, END OF YEAR                              $   1,738      $   2,116
                                                ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest       $   223,450      $ 402,757
                                               =========       ========
Capitalization of contributed services,
  majority shareholder                       $   423,684
                                               =========
Issuance of preferred stock in partial
  settlement of note payable, majority
  shareholder                                $ 3,231,772
                                               =========
Dividend accrued on preferred stock          $    48,476
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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts and disclosures, some of which may require revision in future periods. Estimated valuation allowances for deferred tax assets (Note 6) are subject to material changes within the next year.

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

Advertising Costs - Advertising costs, $75,716 in 2006 and $149,210 in 2005, including all sales material and catalog costs, are generally expensed as incurred and are included in general, selling and administrative expenses.

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




2.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006 and 2005, consists of the following:
                                             2006         2005
                                             ----         ----
Land                                     $  580,000   $  580,000
Equipment and furniture                     576,526      581,350
Software                                    310,389      437,298
Office building and improvements          1,653,729    1,653,729
                                          ---------    ---------
                                          3,120,644    3,252,377

Less accumulated depreciation            (2,020,263)  (2,078,839)
                                          ---------    ---------
                                         $1,100,381   $1,173,538
                                          =========    =========

Approximately 50% of the Company's office building is leased or is available to lease to tenants (Note 7). Property and equipment identifiable with the rental operation and the Company's use is as follows:



                                             2006         2005
                                             ----         ----
Office building                          $1,495,751   $1,495,751
Less accumulated depreciation              (991,765)    (937,218)
                                          ---------    ---------
                                         $  503,986   $  558,533
                                          =========    =========



3.	OTHER ASSETS

Other assets at September 30, 2006 and 2005, consist of the following:

                                             2006         2005
                                             ----         ----
Framing materials                          $ 25,000     $101,191
Prepaid expenses                             16,750       25,669
Other                                        12,246       12,704
                                            -------      -------
                                           $ 53,996     $139,564
                                            =======      =======



4.	RELATED PARTY TRANSACTIONS

       Prior to 2005, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod. The advance is due on demand but not prior to October 31, 2007, with monthly interest payments payable at a rate of 6% per annum (reduced from 8% as of September 2005). Interest expense on the related party advance was $60,833 and $79,333 for fiscal years 2006 and 2005, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time during the fiscal years 2006 and 2005. The funds borrowed had an interest rate of 1.5% above the prime lending rate but was reduced to 3% as of September 1, 2005. The principal balance of the funds borrowed totaled $582,556 and $3,280,063 as of September 30, 2006 and September 30, 2005, respectively. Interest expense on these related party borrowings was $43,918 and $195,452 during fiscal years 2006 and 2005, respectively. The funds were used to supplement cash flows from operating activities. On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of the advances into 1,615,861 non-voting shares of Series A Convertible Preferred Stock. The preferred stock is entitled to an annual dividend rate of 3%. Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has agreed not to demand payment on any amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and/or dividend payments through at least October 31, 2007 (Note 5). Mr. and Mrs. Axelrod have deferred receiving salaries since July 2001 to help the Company with its cash flows needs. To enable the Company to meet a NASDAQ listing requirement of maintaining $2,500,000 in equity, the Axelrods agreed to forgive payment of $704,000 of previously accrued salaries and related payroll taxes in the fourth quarter of 2005 and $423,684 in the first quarter of fiscal 2006. These amounts have been credited to paid-in capital as contributed services. Pamela Ring (Axelrod) submitted her resignation as an officer and director of the Company on December 7, 2005. Mr. Axelrod is not currently being paid a salary in cash, and the Company is now recording compensation at the estimated fair-value of his reduced services.











5.	ADVANCES AND NOTES PAYABLE

Advances and notes payable consist of the following at September 30:

Advances payable, Majority Shareholder debt
(demand rights waived through October 31, 2007):


                                                2006          2005
                                                ----          ----
6% advance                                  $1,000,000    $1,000,000

Other advances, interest rate 3%               582,556     3,280,063(a)
                                             ---------     ---------
                                            $1,582,556    $4,280,063
                                             =========     =========

Notes payable, other:
                                                2006          2005
9% Mortgage note payable                        ----          ----
 July 15, 2007, collateralized
 by a building                              $1,170,588    $1,272,987

6.5% auto loan payable in 60 monthly
 installments                                    4,227         7,646

Prime plus 1.5% revolving line of credit
 (up to $100,000) renewing August 2007,
 (9.75% at September 30, 2006),
 collateralized by documents and equipment      12,000       100,000
                                             ---------     ---------
                                            $1,186,815    $1,380,633
                                             =========     =========

(a) The Company converted $3,231,722 of this loan into 1,615,861 non-voting shares of Series A Convertible Preferred Stock (See Note 4).

The estimated fair value of the Company's debt at September 30, 2006 and 2005, respectively, was approximately $2,769,371 and $5,660,696, which approximated its book value. The estimated fair value amounts are based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.



Maturities of notes payable are as follows for fiscal years ending
September 30:

                      2007            $1,186,235
                      2008             1,583,136
                                       ---------
                      Total           $2,769,371
                                       =========






6.	INCOME TAXES

The following summarizes the components of deferred income taxes at September 30, 2006 and 2005:

                                            2006          2005
                                            ----          ----
Deferred tax assets
  Net operating losses, net of
   reserves of $716,100 and $539,200    $1,411,708    $1,314,673
  Other                                     32,666       148,782
                                         ---------     ---------
                                         1,444,374     1,463,455
Deferred tax liabilities
  Depreciation                            (104,532)     (123,613)
                                         ---------     ---------
Net deferred tax assets                 $1,339,842    $1,339,842
                                         =========     =========

The differences between the normal federal statutory rate of 34% applied to loss before income taxes and the Company's effective rate are:

                                         Tax                      Tax
                                2006     rate         2005        rate
                                ----     ----         ----        ----
Benefit at statutory rate    (181,700)  (34.0%)   $(278,400)     (34.0%)
Reserve against tax benefit   176,900    33.1%      275,900       33.7%
Other                           4,800      .9%        2,500         .3%
                             --------   -----      --------      -----
Income tax benefit          $    --       -- %    $    --          -- %
                             ========   =====      ========      =====


The entire tax benefit attributable to fiscal years 2006 and 2005 of $176,900 and $275,900 are recognized net of 100% reserves because future realization is estimated to be less likely than not.

As of September 30, 2006, the Company had federal income tax loss carryforwards of $6,260,000 available to reduce future tax payment obligations. The carryforwards expire from 2009 to 2026.




7.	RENTAL INCOME, NET

The Company leases office space in its office building to tenants under non-cancelable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods expire from 2006 to 2012 with various renewal options. Gross rental income for the periods ended September 30, 2006 and 2005 was $189,073 and $177,077, respectively. Building operating costs, including primarily depreciation, repairs and maintenance, janitorial, utilities and property taxes, totaled $83,137 and $85,086 in 2006 and 2005, respectively.

Future minimum lease payments receivable under non-cancelable operating leases as of September 30, 2006, excluding contingent amounts applicable to reimbursable expenses, are as follows:


                          2007           $163,377
                          2008            135,263
                          2009            124,346
                          2010             97,753
                          2011             99,479
                          Thereafter      107,970
                                          -------
                                         $728,188
                                          =======




Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
         -----------------------------------------------------------

None.




Item 8a. Controls and Procedures
         -----------------------

       The Company maintains disclosure controls and procedures designed to ensure that it is able to timely collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission. As of September 30, 2006, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. The evaluation was conducted under the supervision of, and with the participation of the Company's management including the Company's Chief Executive Officer and Chief Financial Officer.

       Based on their evaluation, as of September 30, 2006, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.




Item 8b.  Other Information - None.
          -----------------









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


                                                          Has Served
                                                          as Director
                               Position(s) with           Continuously
Name                   Age     the Company                   Since
----                   ---   -------------------------     ----------

Todd M. Axelrod        57    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           58    Treasurer/Assistant              1984
                             Secretary and Director

Dr. Michael Rosenman   45    Director                         2002

Leo Berezan            51    Director                         2004

Roger Schneier         63    Director                         2006

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

       Roger Schneier was appointed to the Board of Directors on May 22, 2006. Mr. Schnier has been retired since January 2005. Prior to his retirement he was President for twenty-five years of Ben's Auto Parts and Be-Mack Warehouse, both located in Bronx, New York.




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

       To the Company's knowledge, during the fiscal year ended September 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.




Audit Committee Matters
-----------------------

       In fiscal 2006, the Company's Audit Committee consisted of Mr. Olnick, Chairman, Dr. Rosenman and Mr. Berezan. Mr. Olnick resigned as a director of the Company and as audit committee chairman May 1, 2006. The Board of Directors in a meeting held May 19, 2006, elected Mr. Roger Schneier to the Board effective May 22, 2006. The Board also appointed Mr. Schneier as a member of the Audit Committee and Mr. Berezan as Chairman of the Audit Committee. The Company's Board of Directors has determined that each member of the Audit Committee is an "audit committee financial expert" and that each member of the Audit Committee is an "independent director."




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








Item 10. Executive Compensation
         ----------------------

       The following summary compensation table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2006, 2005, and 2004, of those persons who were (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal          Fiscal             Annual Compensation
Position                     Year               Salary       Bonus
-------------------------    ----               ---------    -----
Todd M. Axelrod              2006              $   --(1)    $ -0-
  President and Chief        2005                  --(2)       --(2)
  Executive Officer          2004                  --(2)       --(2)

Pamela R. Axelrod(2)         2006              $   --(2)    $ -0-
  Executive Vice-President   2005                  --(2)       --(2)
                             2004                  --(2)       --(2)

(1)Less than $100,000. Mr. Axelrod is not currently being paid a salary in cash, and the Company is now recording compensation at the estimated fair-value of his reduced services, which is approximately $33,000 per year.
(2)Previously accrued amounts were credited to paid-in capital effective September 2005.
All remaining amounts have been accrued but not yet paid.
(3)Pamela Ring (Axelrod) submitted her resignation as an officer and director of the Company on December 7, 2005.

       During the three-year period ended September 30, 2006, the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.

       During the fiscal year ended September 30, 2006, no director received any compensation for attending meetings of the Board of Directors and the Company presently intends that the same will be the case for the fiscal year ended September 30, 2007. Directors are reimbursed, however, for reasonable expenses incurred on behalf of the Company.





Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

       (a)&(b) The following table sets forth certain information, as of December 1, 2006, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by each Director of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder(2)      Beneficial Ownership(1)  of Class
-------   --------------------      -----------------------  --------

 Common    Todd M. Axelrod              4,312,114(3)           81.9%
 Stock

 Common    Rod R. Lynam                       210               (4)
 Stock

           Dr. Michael Rosenman               -0-                --

 Common    Leo Berezan                     35,690               (4)
 Stock

 Common    Roger Schneier                  30,707               1.3%
 Stock

 Common    Gerald Newman                  493,000               8.8%
 Stock     1049 Seminole Drive
           Fort Lauderdale, FL 33304

 Common    All Executive Officers       6,038,775(3)           78.6%
 Stock     and Directors as a
           group (5 persons)

(1)	The individuals referred to above have sole voting and investment power in regard to their Common Stock, subject to applicable community property laws.

(2)	Address is the same as the Company's address.

(3)	Includes 1,615,861 shares of Common Stock issuable upon conversion of
1,615,861 shares of Series A Preferred Stock owned of record by Mr. Axelrod.

(4)	Less than 1%.

       There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.



Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

       Prior to 2005, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod. The advance is due on demand but not prior to October 31, 2007, with monthly interest payments payable at a rate of 6% per annum (reduced from 8% as of September 2005). Interest expense on the related party advance was $60,833 and $79,333 for fiscal years 2006 and 2005, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time during the fiscal years 2006 and 2005. The funds borrowed had an interest rate of 1.5% above the prime lending rate but was reduced to 3% as of September 1, 2005. The principal balance of the funds borrowed totaled $582,556 and $3,280,063 as of September 30, 2006 and September 30, 2005, respectively. Interest expense on these related party borrowings was $43,918 and $195,452 during fiscal years 2006 and 2005, respectively. The funds were used to supplement cash flows from operating activities. On
January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of the advances into 1,615,861 non-voting shares of Series A Convertible Preferred Stock. The preferred stock is entitled to an annual dividend rate of 3%. Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has agreed not to demand payment on any amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and/or dividend payments through at least October 31, 2007 (Note 5). Mr. Axelrod has deferred receiving salaries since July 2001 to help the Company with its cash flows needs. To enable the Company to meet a NASDAQ listing requirement of maintaining $2,500,000 in equity, previously accrued salaries and related payroll taxes were forgiven in the amount of $704,000 of in the fourth quarter of 2005 and $423,684 in the first quarter of fiscal 2006. These amounts have been credited to paid-in capital as contributed services. Pamela Ring (Axelrod) submitted her resignation as an officer and director of the Company on December 7, 2005. Mr. Axelrod is not currently being paid a salary in cash, and the Company is now recording compensation at the estimated fair-value of his reduced services, which is approximately $33,000 per year.





Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

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

31.2  Certification of Chief Financial Officer pursuant to
      Rule 13a-14(a).

32.1  Certification of Chief Executive Officer pursuant to
      Rule 13a-14(b)

32.2  Certification of Chief Financial Officer pursuant to
      Rule 13a-14(b)


        *Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-QSB for its fiscal quarter ended June 30, 2005 (the "Form 10-QSB").

       **	Incorporated by reference to Exhibit 3.2 to the Form 10-QSB.

      ***	Incorporated by reference to Exhibit 14.1 to the Registrant's
         Form 10-KSB for its fiscal year ended September 30, 2004.
















Item 14. Principal Accountant Fees and Services

       The following table lists the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2006 and 2005 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSB.


                                      2006(1)              2005
                                      -------              ----
Audit Fees (2)                        $37,400            $34,101
Audit-Related Fees                          0                  0
Tax Fees (3)                            2,950              4,662
All other fees                              0                  0

       (1) Total audit and tax fees for fiscal 2006 have not yet been billed to the Company. The amounts entered are estimated.
       (2) Audit fees consist of services rendered to the Company for the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements and related services.
       (3) Tax fees consist of tax compliance and related tax services.

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







Dated: December 28, 2006
                                         GALLERY OF HISTORY, INC.

                                         By: /s/ Todd M. Axelrod
                                            --------------------

                                            Todd M. Axelrod,
                                            Chairman and President



       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



Signature                    Title                         Date
---------                    -----                         ----

/s/ Todd M. Axelrod      President and               December 28, 2006
--------------------     Chairman of the
Todd M. Axelrod          Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant         December 28, 2006
--------------------     Secretary and Director
Rod Lynam                (Principal Financial and
                         Accounting Officer)


/s/ Michael Rosenman     Director                    December 28, 2006
--------------------
Michael Rosenman

/s/ Leo Berezan          Director                    December 28, 2006
---------------
Les Berezan

/s/ Roger Schneier       Director                    December 28, 2006
------------------
Roger Schneier