Form 10QSB
period 2006-12-31
GALLERY OF HISTORY INC
filed 2007-02-13
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to           .

Commission file number   0-13757



                            GALLERY OF HISTORY, INC.
            (Name of small business issuer as specified in Its charter)


          Nevada                                               88-0176525
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


               3601 West Sahara Avenue, Las Vegas, Nevada  89102-5822
                      (Address of principal executive offices)


                                  (702) 364-1000
                            (Issuer's telephone number)


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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The Registrant had 5,625,984 shares of Common Stock, par value $.0005 outstanding as of February 1, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]




                       Part 1  -  FINANCIAL INFORMATION

                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                        CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________

                                         DECEMBER 31,    SEPTEMBER 30,
                                            2006             2006
                                         (Unaudited)
                                          ----------      ----------

               ASSETS
Cash                                     $     6,579     $     1,738
Inventory of documents                     6,478,990       6,504,288
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,094,477       1,100,381
Other assets                                  48,709          53,996
                                          ----------      ----------
TOTAL ASSETS                             $ 8,968,597     $ 9,000,245
                                          ==========      ==========




            LIABILITIES
Accounts payable                         $    93,543     $   100,093
Notes payable:
  Majority stockholder                     1,609,391       1,582,556
  Other                                    1,146,772       1,186,815
Other liabilities and accruals               134,181         145,922
                                          ----------      ----------
TOTAL LIABILITIES                          2,983,887       3,015,386
                                          ----------      ----------



        STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued                        808             808
Additional paid-in capital                14,251,568      14,243,315
Deficit                                   (5,264,963)     (5,256,561)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 5,984,710       5,984,859
                                          ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,968,597     $ 9,000,245
                                          ==========      ==========


See the accompanying notes to consolidated financial statements.
______________________________________________________________________________



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
__________________________________________________________________________

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 2006           2005
                                                 ----           ----

REVENUES, including related party
  profit share of $42,683 in 2006            $  230,191     $  208,343,

COST OF REVENUES                                 18,962         23,379
                                              ---------      ---------
GROSS PROFIT                                    211,229        184,964
                                              ---------      ---------

OPERATING EXPENSES:
  Selling, general and administrative           190,439        292,332
  Depreciation                                    9,908         12,664
                                              ---------      ---------
TOTAL OPERATING EXPENSES                        200,347        304,996
                                              ---------      ---------

OPERATING INCOME (LOSS)                          10,882       (120,032)
                                              ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense:
    Majority shareholder                        (19,698)       (40,459)
    Other                                       (27,288)       (30,743)
  Rental income, net                             27,683         24,608
  Other                                              19          7,552
                                              ---------      ---------
TOTAL OTHER EXPENSE                             (19,284)       (39,042)
                                              ---------      ---------


NET LOSS                                     $   (8,402)    $ (159,074)
                                              =========      =========





BASIC LOSS PER SHARE                               --            $(.03)
                                                                  ====


WEIGHTED AVERAGE SHARES OUTSTANDING           5,625,984      5,625,984
                                              =========      =========




See the accompanying notes to consolidated financial statements.
______________________________________________________________________________



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
__________________________________________________________________________
                                           THREE MONTHS ENDED DECEMBER 31,
                                                  2006           2005
                                                --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $  (8,402)     $(159,074)
  Adjustments to reconcile net loss
   to net cash used for
   operating activities:
     Depreciation and amortization               16,776         19,726
     Contributed services                         8,253          8,253
     Increase in operating
       (assets) liabilities:
       Inventory of documents                    25,298       (14,878)
       Other assets                               5,287       (13,031)
       Accounts payable                          (6,550)        60,803
       Accrued expenses and other liabilities   (11,741)         9,461
                                               --------       --------
  Net cash provided by (used in)
    operating activities                         28,921        (88,740)
                                               --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                         (10,872)          --
                                               --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                         30,546        154,357
    Other                                        70,000           --
  Repayments of borrowings:
    Majority stockholder                         (3,711)          (365)
    Other                                      (110,043)       (62,644)
                                               --------       --------
  Net cash provided by (used in)
    financing activities                        (13,208)        91,348
                                               --------       --------

NET INCREASE IN CASH                              4,841          2,608

CASH, BEGINNING OF PERIOD                         1,738          2,116
                                               --------       --------
CASH, END OF PERIOD                           $   6,579      $   4,724
                                               ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest         $   46,715      $  54,274
                                              =========       ========
Capitalization of accrued salaries,
  majority shareholder                             --        $ 423,864
                                                              ========


See the accompanying notes to consolidated financial statements.
______________________________________________________________________________


                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________

Basis of Presentation
---------------------
       The consolidated financial statements as of December 31, 2006, and for the three month periods ended December 31, 2006 and 2005, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2006 Annual Report on Form 10-KSB, from which the September 30, 2006, balance sheet information is derived.



Revenue-sharing Arrangement
---------------------------
       During the quarter ended December 31, 2006, the Company's principal officer and majority shareholder, Mr. Todd Axelrod, purchased over 1,430 documents from outside sources for his own account with personal funds at a cost to him of $84,217. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks.
As a result, the Company and the Mr. Axelrod entered into a verbal revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web store for a fee computed as 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement fee is much more favorable to the Company than the Company could obtain from an independent third party. Mr. Axelrod provides the Company with the same authenticity warranty that the Company provides the third party purchaser. During the current quarter, five documents subject to the revenue-sharing arrangement were sold for $61,388 (cost to Mr. Axelrod of $8,035). The Company's revenue share was $42,683 and is included in revenues. Excluding the effects of the revenue-sharing arrangement, the Company's cost of goods sold percentage declined in the current quarter to 10% from 11% in the prior year quarter.



Contributed Services
--------------------
       The Company's president and majority shareholder does not receive a salary. The estimated value of such services (approximately $30,000 per year) is recorded as expense and additional paid-in capital.





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



Liquidity and Capital Resources
-------------------------------
       Cash flows improved during the first three month of fiscal 2007 as a result of increased sales and gross profit and lower legal expense than in the comparable prior year's quarter. Cash was used to decrease debt ($13,208) and to purchase equipment ($10,872).

       The Company continues to take steps to improve its operating results by attempting to increase sales through its direct purchase website and other internet activity, which, combined, have become the Company's highest margin distribution channel. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with any firm offering similar products, but continues to be unable to generate sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding much more of its available inventory to the website. However, price discounting in the first quarter of fiscal 2007 did have a positive impact on sales and gross profit. Management is considering this result in developing a long-term strategy. In addition, Mr. Axelrod is not being paid a salary in cash, and the Company is now recording compensation at the estimated fair-value of his reduced services and doing likewise with respect to another officer.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, generating revenues from its operations, drawing against its available line of credit ($100,000 available at December 31, 2006), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least April 30, 2008.


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

       Management believes that the Company's inventory of documents is generally appreciating in value. As a result, as stated earlier, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has (1) accumulated and maintains a supply of documents that is significantly greater than it intends or expects to market aggressively or even sell in a year and (2) has not committed to lowering prices as a long-term strategy to potentially generate increased sales to attain short-term profitability. Based on an aggregate historical cost (not number of documents), only about one-half of the Company's documents are listed and made available on one or more of the various distribution channels or displayed for sale.
As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical for the Company to define its operating cycle and, as a result, the Company presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

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




Results of Operations
---------------------
       Revenues increased 10% for the first three month period in fiscal 2007 compared to the previous year period.  Without any auction activity in the current quarter, the total increase came from the Company's internet activity which increased 24% comparing the quarterly periods. Revenues from the Company's involvement with eBay increased 22% comparing the quarterly periods and revenues from the Company's own website increased 24% comparing the two quarterly periods.  The increase in internet generated revenues can be attributed to price discounting during the first quarter of fiscal
2007.  During the current quarter, the Company's principal officer and majority shareholder, Mr. Todd Axelrod, purchased over 1,430 documents from outside sources for his own account with personal funds at a cost to him of $84,217.  The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the
related finance and marketability risks.    As a result, the Company
and the Mr. Axelrod entered into a verbal revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web store for a fee computed as 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is much more favorable to the Company than the Company could obtain from an independent third party. Mr. Axelrod provides the Company with the same authenticity warranty that the Company provides the third party purchaser. During the current quarter, five documents subject to the revenue-sharing arrangement were sold for $61,388 (cost to Mr. Axelrod of $8,035). The Company's revenue share was $42,683 and is included in revenues. Excluding the effects of the revenue-sharing arrangement, the Company's cost of goods sold percentage declined in the current quarter to 10% from 11% in the prior year quarter.

       Total operating expenses decreased 34% comparing the quarterly periods ended December 31, 2006 and 2005. The Company realized decreases in selling, general and administrative expenses primarily related to professional fees ($52,000) and a reduction in total salaries ($35,581). The 76% decrease in professional fees involved Nasdaq compliance issues in fiscal 2005 that were not of a recurring nature. Salaries decreased 31% comparing the quarterly periods due to a reduction in staff. The Company has reduced advertising expenses 42% comparing the quarterly periods. Depreciation costs also decreased 22% due to assets becoming fully depreciated, primarily the Company's archive and inventory software programs.




Item 3.   Controls and Procedures
          -----------------------
        Based on their evaluation, as of December 31, 2006, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





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




                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   February 13, 2007        /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   February 13, 2007        /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)