Form 10QSB
period 2007-03-31
GALLERY OF HISTORY INC
filed 2007-05-15
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


((Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 2007


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


                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The registrant had 5,625,984 shares of Common Stock, par value $.0005 outstanding as of February 1, 2007.

Transitional Small Business Disclosure Format (Check one): [ ] Yes   [x]  No



                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                           MARCH 31,    SEPTEMBER 30,
                                             2007           2006
                                         (Unaudited)
                                          ---------      -----------

               ASSETS
Cash                                     $     6,179     $     1,738
Inventory of documents                     6,451,451       6,504,288
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,077,393       1,100,381
Other assets                                  90,262          53,996
                                          ----------      ----------
TOTAL ASSETS                             $ 8,965,127     $ 9,000,245
                                          ==========      ==========



            LIABILITIES AND
         STOCKHOLDERS' EQUITY

Accounts payable                         $   107,762     $   100,093
Notes payable:
  Majority stockholder                     1,658,090       1,582,556
  Other                                    1,152,822       1,186,815
Other liabilities and accruals               175,765         145,922
                                          ----------      ----------
TOTAL LIABILITIES                          3,094,439       3,015,386
                                          ----------      ----------


Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued                        808             808
Additional paid-in capital                14,259,821      14,243,315
Deficit                                   (5,387,238)     (5,256,561)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 5,870,688       5,984,859
                                          ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,965,127     $ 9,000,245
                                          ==========      ==========




See the accompanying notes to consolidated financial statements.




              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                               2007        2006          2007        2006
                             --------    --------     ---------   ---------


REVENUES                    $ 185,068   $ 140,689    $  415,259  $  349,032

COST OF REVENUES               17,411      14,316        36,373      37,696
                             --------    --------     ---------   ---------
GROSS PROFIT                  167,657     126,373       378,886     311,336
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              204,977     228,649       395,417     520,980
 Depreciation                  10,216      12,266        20,123      24,930
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      215,193     240,915       415,540     545,910
                             --------    --------     ---------   ---------

OPERATING LOSS                (47,536)   (114,542)      (36,654)   (234,574)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (19,666)    (26,684)      (39,364)    (67,143)
   Other                      (26,525)    (29,254)      (53,813)    (59,997)
 Rental income, net expenses   19,927      29,440        47,610      54,048
 Other                           --          --              19       7,552
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (26,264)    (26,498)      (45,548)    (65,540)
                             --------    --------     ---------   ---------


NET LOSS                    $ (73,800)  $(141,040)   $  (82,202) $ (300,114)
                             ========    ========     =========   =========


BASIC LOSS PER SHARE:           $(.01)      $(.03)        $(.01)      $(.05)
                                 ====        ====          ====        ====


WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========




See the accompanying notes to consolidated financial statements.





                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
____________________________________________________________________________

                                                 SIX MONTHS ENDED MARCH 31,
                                                     2007           2006
                                                   --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $ (82,202)     $(300,114)
  Adjustments to reconcile net loss
  to net cash used for operating activities:
    Depreciation and amortization                   33,860         39,052
    Contributed services of majority shareholder    16,506         16,506
    Increase in operating (assets) liabilities:
      Inventory of documents                        52,837        (29,882)
      Other assets                                 (36,266)       (28,710)
      Accounts payable                               7,669         80,898
      Accrued expenses and other liabilities       (18,632)         1,378
                                                  --------       --------
 Net cash used in operating activities             (26,228)      (220,872)
                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                             (10,872)          --
                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                            91,974        319,354
    Other                                          130,000         90,000
  Repayments of borrowings:
    Majority stockholder                           (16,440)        (6,624)
    Other                                         (163,993)      (182,164)
                                                  --------       --------
 Net cash provided by financing activities          41,541        220,566
                                                  --------       --------

NET INCREASE (DECREASE) IN CASH                      4,441           (306)

CASH, BEGINNING OF PERIOD                            1,738          2,116
                                                  --------       --------
CASH, END OF PERIOD                              $   6,179      $   1,810
                                                  ========       ========



SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest             $  92,782      $ 135,198
                                                  ========       ========
Capitalization of accrued salaries,
  majority shareholder                                --        $ 423,864
                                                                 ========
Dividend accrued on preferred stock              $  48,475
                                                  ========



See the accompanying notes to consolidated financial statements.



                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________

Basis of Presentation
---------------------
       The consolidated financial statements as of March 31, 2007, and for the three month and six month periods ended March 31, 2007 and 2006, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2006 Annual Report on Form 10-KSB, from which the September 30, 2006, balance sheet information is derived.



Revenue-sharing Arrangement
---------------------------
       During the six month period ended March 31, 2007, the Company's principal officer and majority shareholder, Mr. Todd Axelrod, purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and
marketability risks.    As a result, the Company and Mr. Axelrod
entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors.
The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the six month period ended March 31, 2007, 17 documents subject to the revenue-sharing arrangement were sold for $70,289 (12 documents were sold during the quarter for $8,901). The Company's revenue share was $49,155 and is included in revenues.



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



Overview
--------
       Gallery of History, Inc. and its 100%-owned subsidiaries (collectively the "Company") acquires documents of historical or social significance and markets these documents to the general public. Except for the cost of documents that are sold and certain selling expenses, most of the Company's other costs and expenses are relatively fixed. While management believes that the Company's inventory of documents has substantially appreciated, the Company has been unable to produce sufficient volume of sales to the general public and has incurred significant operating losses for the past several years. (See also discussion of the Company's operating cycle under "Critical Accounting Estimates, Policies, and Practices," below.) As a result, the Company has been (and will continue to be) dependent upon debt financing, including loans from its majority stockholder, to satisfy its obligations when due.

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



       Liquidity and Capital Resources
       -------------------------------
       Net cash flows used by operating activities decreased in the current six month period from the comparable previous period primarily because the Company's net loss decreased due to higher revenues and lower selling, general and administrative expenses. The cash flow deficiency was funded primarily from borrowings from the Company's majority stockholder.

       The Company continues to take steps to improve its operating results by attempting to increase sales through its direct purchase website and other internet activity and by taking advantage of merchandising opportunities through the use of its revenue-sharing agreement with Mr. Axelrod, which, combined, have become the Company's highest margin distribution channels. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with other firms offering similar products, but continues to be unable to generate sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding much more of its available inventory to the website. The Company has been offering discount promotions on its website that appears to be assisting in increasing revenues.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, generating revenues from its operations, drawing against its available line of credit ($65,000 available at March 31, 2007), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least April 30, 2008.



       Critical Accounting Estimates, Policies and Practices
       -----------------------------------------------------

       Revenues. The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. Shipping and handling costs and related customer charges are not significant in relation to selling prices. The Company's primary distribution channel currently is through its website which includes consignment sales related to the revenue-sharing arrangement with Mr. Axelrod. The balance of the Company's sales is from repeat customers through its corporate office.



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

       Over the past several years, the cost of the Company's inventory has ranged from its present level of approximately $6.5 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of changing significantly the composition of its inventory but may supplement its base with such opportunities as the revenue-sharing arrangement with Mr. Axelrod.



       Deferred tax assets. The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets are considered by management as not likely to be utilized as a result of any gain on the Company's appreciated document inventory, if sold in bulk. The hypothetical gain and related tax effect is estimated based on management's perception of market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly as necessary.

       In September 2006, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for fiscal year 2009, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS Nos. 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements.

       In July 2006, the FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition, and clearly scopes income taxes out of SFAF 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a significant impact on our consolidated financial position, results of operations, and cash flows. However, we are evaluating the impact that FIN 48 will have on the amount, reporting, and disclosures of our fully reserved deferred tax assets resulting primarily from tax loss carryforwards.




       Results of Operations
       ---------------------
       Revenues increased 32% for the three month period ended March 31, 2007 compared to the three month period in 2006. Revenues increased 19% for the six month period ended March 31, 2007 compared to the six month period in 2006. The increase in revenues resulted from Company's web site which increased 84% comparing the year over year quarter periods and 46% comparing the six month periods. The increases can be largely attributed to selected price discounting in fiscal 2007 and the revenue-sharing arrangement with Mr. Axelrod.


       During the current fiscal year, the Company's principal officer and majority shareholder, Mr. Axelrod, purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into the previously discussed revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The
Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the six month period ended March 31, 2007, 17 documents subject to the revenue-sharing arrangement were sold for $70,289. The Company's revenue share was $49,155 and is included in revenues. Excluding the effects of the revenue-sharing arrangement, the Company's cost of revenues continued to decline even after selected discounting. For the three month period ended March 31, 2007 cost of revenues was 9.7% of net revenues compared to 10.2% of net revenues for the 2006 quarter and 9.9% of net revenues compared to 10.8% of net revenues for the six month periods.

       Total operating expenses decreased 11% for the three month period ended March 31, 2007 compared to the comparable three month period in 2006. Total operating expenses decreased 24% comparing the comparable six month periods. Reductions came principally from advertising expenses, professional fees and salary expenses. The Company became more selective in its advertising and reduced the expense by 48% comparing the quarter periods and the six month periods. Professional fees decreased due to fees incurred in fiscal 2006 relating to Nasdaq compliance issues. Salaries decreased 11% comparing the quarterly periods and 22% comparing the six month periods due to a reduction in staff. Depreciation costs decreased 17% comparing the quarter periods and 19% comparing the six month periods due to assets becoming fully depreciated, primarily the Company's archive and inventory software programs.
































Item 3.		Controls and Procedures.
                -----------------------

                Based on their evaluation, as of March 31, 2007, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.








                          Part 2 - Other Information

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.
                -----------------------------------------------------------
                On April 16, 2007, the Company issued to one employee an aggregate 50,000 options to purchase a like number of shares of the Company's Common Stock at an exercise price of $2.19 per share (the closing price on April 16, 2007). The options are subject to a vesting schedule and expire upon the earlier of five years from the date of grant or the termination of the employee's employment with the Company, irrespective of the reasons for any such termination. The options were granted pursuant to the exemption from the registration requirements under the Securities Act of 1933, as amended, under Section
                4(2) of such Act.





Item 6.		Exhibits and Reports on Form 8-K.
                --------------------------------

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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   May 15, 2007             /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   May 15, 2007             /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)