Form 10QSB
period 2007-06-30
GALLERY OF HISTORY INC
filed 2007-08-10
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


((Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 2007


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The registrant had 5,625,984 shares of Common Stock, par value $.0005 outstanding as of August 1, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]


                       Part 1  -  FINANCIAL INFORMATION

                 GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                           JUNE 30,     SEPTEMBER 30,
                                             2007           2006
                                         (Unaudited)
                                          ---------      -----------
               ASSETS
Cash                                     $     1,018     $     1,738
Inventory of documents                     6,443,865       6,504,288
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,061,728       1,100,381
Other assets                                  67,516          53,996
                                          ----------      ----------
TOTAL ASSETS                             $ 8,913,969     $ 9,000,245
                                          ==========      ==========


            LIABILITIES AND
         STOCKHOLDERS' EQUITY

Accounts payable                         $    42,620     $   100,093
Notes payable:
  Majority stockholder                     1,786,393       1,582,556
  Other                                    1,139,765       1,186,815
Other liabilities                            178,433         145,922
                                          ----------      ----------
TOTAL LIABILITIES                          3,147,211       3,015,386
                                          ----------      ----------

Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation
  value at June 30, 2007 and
  September 30, 2006, $3,329,401 and
  $3,280,198 including cumulative
  unpaid dividends in arrears of
  $97,679 and $48,476)                           808             808
Additional paid-in capital                14,274,088      14,243,315
Deficit                                   (5,505,435)     (5,256,561)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 5,766,758       5,984,859
                                          ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,913,969     $ 9,000,245
                                          ==========      ==========


See the accompanying notes to consolidated financial statements.
____________________________________________________________________________


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                   JUNE 30,                  JUNE 30,
                               2007        2006          2007        2006
                             --------    --------     ---------   ---------


REVENUES                    $ 105,686   $ 153,437    $  520,945  $  502,469

COST OF REVENUES                6,695      15,021        43,068      52,716
                             --------    --------     ---------   ---------
GROSS PROFIT                   98,991     138,416       477,877     449,753
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              193,289     194,444       588,705     715,425
 Depreciation                  10,033      10,750        30,156      35,680
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      203,322     205,194       618,861     751,105
                             --------    --------     ---------   ---------

OPERATING LOSS               (104,331)    (66,778)     (140,984)   (301,352)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (20,813)    (18,461)      (60,177)    (85,604)
   Other                      (26,642)    (29,372)      (80,455)    (89,369)
 Rental income,
   net of expenses             34,316      30,877        81,926      84,925
 Other                           --          --              19       7,552
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (13,139)    (16,956)      (58,687)    (82,496)
                             --------    --------     ---------   ---------

NET LOSS                     (117,470)    (83,734)     (199,671)   (383,848)

Preferred stock dividend         --          --         (49,203)       --
                             --------    --------     ---------   ---------
NET LOSS APPLICABLE TO
  COMMON SHARES             $(117,470)  $ (83,734)   $ (248,874) $ (383,848)
                             ========    ========     =========   =========


BASIC LOSS PER SHARE:           $(.02)      $(.01)        $(.04)      $(.07)
                                 ====        ====          ====        ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                            =========   =========     =========   =========


See the accompanying notes to consolidated financial statements.
____________________________________________________________________________


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
____________________________________________________________________________

                                                  NINE MONTHS ENDED JUNE 30,
                                                     2007           2006
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(199,671)     $(383,848)
  Adjustments to reconcile net loss
  to net cash used for operating activities:
    Depreciation and amortization                   50,761         56,818
    Contributed services of majority shareholder    24,759         24,759
    Stock based compensation                         6,014           --
    Increase in operating (assets) liabilities:
      Inventory of documents                        60,423        (54,607)
      Other assets                                 (13,520)        (2,059)
      Accounts payable                             (57,473)        62,963
      Other liabilities                            (16,692)       (11,286)
                                                  --------       --------
 Net cash used in operating activities            (145,399)      (307,260)
                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                             (12,108)          --
                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                           222,869        425,582
    Other                                          214,000        161,000
  Repayments of borrowings:
    Majority stockholder                           (19,032)        (7,452)
    Other                                         (261,050)      (273,681)
                                                  --------       --------
 Net cash provided by financing activities         156,787        305,449
                                                  --------       --------

NET DECREASE IN CASH                                  (720)        (1,811)

CASH, BEGINNING OF PERIOD                            1,738          2,116
                                                  --------       --------
CASH, END OF PERIOD                              $   1,018      $     305
                                                  ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest             $ 140,052     $  188,596
Noncash investing and financing activities:
  Capitalization of accrued salaries,
    majority shareholder                              --       $  423,864
  Issuance of preferred stock in partial
    settlement of note payable, majority
    stockholder                                       --       $3,231,772
  Dividend accrued on preferred stock            $  49,203           --


See the accompanying notes to consolidated financial statements.
____________________________________________________________________________


                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________

Basis of Presentation
---------------------
       The consolidated financial statements as of June 30, 2007, and for the three month and nine month periods ended June 30, 2007 and 2006, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2006 Annual Report on Form 10-KSB, from which the September 30, 2006, balance sheet information is derived.


Issuance of preferred stock
---------------------------
       Prior to 2006, the Company borrowed $1,000,000 from its principal officer/shareholder, Todd Axelrod. The advance was due on demand but not prior to October 31, 2008, with monthly interest payable at 6%. Interest expense on the related party advance was $45,500 and $60,833 for the nine months ended June 30, 2007 and 2006, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time. The funds borrowed had an interest rate of 1.5% above the prime lending rate but was reduced to 3% as of September 1, 2005. The principal balance of the funds borrowed in addition to the foregoing $1,000,000 totaled $786,393 and $582,556 as of June 30, 2007 and September 30, 2006, respectively. Interest expense on these related party borrowings was $14,677 and $43,918 during the nine months ended June 30, 2007 and 2006, respectively. The funds were used to supplement cash flows from operating activities. On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of debt to its principal officer/stockholder into 1,615,861 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to Common Stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of June 30, 2007 and September 30, 2006, a total of 1,664,700 and 1,640,099 shares of Common Stock were issuable upon conversion of the Preferred Stock.


Revenue-sharing Arrangement
---------------------------
       During the nine month period ended June 30, 2007, the Company's principal officer and majority shareholder, Mr. Todd Axelrod, purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors.
The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the nine month period ended June 30, 2007, 26 documents subject to the revenue-sharing arrangement were sold for $104,187 (9 documents were sold during the current quarter for $33,898). The Company's revenue share for the three month and nine months was $22,832 and $71,987, respectively, and is included in revenues.


Stock-based compensation
------------------------
       As an employment inducement, the recently hired vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an estimated expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. The financial statements for the three months ended June 30, 2007 includes share-based compensation expense of approximately $6,000 associated with these options. The outstanding options were not given effect to compute diluted loss per share for the period since to do so would have been anti-dilutive.


Contributed Services
--------------------
       The Company's president and majority shareholder does not receive a salary. Accordingly, the estimated value of such services (approximately $30,000 per year) is recorded as expense and additional paid-in capital.





Income Taxes
------------
       The Company provides a valuation allowance against deferred tax assets (primarily associated with net tax loss carryforwards), to the extent that such tax assets are considered by management as not likely to be utilized, after consideration of tax planning strategies. Such valuation allowance is the reason for the variation in the customary relationship between income tax benefit and the pretax accounting loss.



Unresolved comments from SEC Staff
----------------------------------
       The staff of the SEC has question the adequacy of the Company's deferred tax asset valuation allowance, and management is in the process of responding to the staff's questions and concerns. Upon resolution of the matter, there could be a restatement of up to a $1.3 million increase in the allowance and a like increase in the deficit as of October 1, 2005, with no effect on current or comparable prior period operations.







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





       Liquidity and Capital Resources
       -------------------------------
       The net cash flow deficiency from operating activities was mainly funded from increased borrowings. However, comparing the deficits from operating activities of the previous year period, the current fiscal year deficit is less by approximately 50% as is the current year borrowings when comparing the two yearly periods. The majority of this decrease in the operating activity deficit occurred from the reduction of inventory purchases. In the current nine month period the deficit from operating activities resulted from, in addition to the net loss, a decrease in accounts payable.

       The Company continues to take steps to improve its operating results by attempting to increase sales through its direct purchase website and other internet activity and by taking advantage of merchandising opportunities through the use of its revenue-sharing agreement with Mr. Axelrod, which, combined, have become the Company's highest margin distribution channels. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with other firms offering similar products, but has not generated sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding more of its available inventory to the website. Recently, the Company has offered discount promotions on its website with some success but continues to maintain a gross profit in the 90% range.

       The Company believes that its current and long-term cash requirements will likely be met by appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, generating revenues from its operations, drawing against its available line of credit ($49,000 available at June 30, 2007), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least October 31, 2008.



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


       Deferred tax assets. The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets exceeds an amount considered by management as more likely than not to be utilized as a result of any gain on the Company's appreciated document inventory, if partially sold in bulk, and/or real estate, that may be realized as needed to protect the carryforwards and, therefore, considered effective tax planning strategies as defined in FASB Statement No.
109. The potential gain and related tax effect is estimated based on management's perception of market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly.


       Unresolved comments from SEC Staff. The staff of the SEC has question the adequacy of the Company's deferred tax asset valuation allowance, and management is in the process of responding to the staff's questions and concerns. Upon resolution of the matter, there could be a restatement of up to a $1.3 million increase in the allowance and a like increase in the deficit as of October 1, 2005, with no effect on current or comparable prior period operations.


       Recently issued accounting pronouncements. In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS Nos. 157 and 159 will become effective for us for fiscal year 2009, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS Nos. 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements.

       In July 2006, the FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 will be effective for our fiscal year 2008. We do not expect that the adoption of FIN 48 will have a significant impact on our future financial position, results of operations, and cash flows. However, we are evaluating the impact that FIN 48 will have on the amount, reporting, and disclosures relating to our deferred tax assets resulting primarily from tax loss carryforwards.





       Results of Operations
       ---------------------
       Revenues decreased 31% comparing the quarter period ended June 30, 2007 to the quarter period ended June 30, 2006. Revenues increased 4% for the nine month period ended June 30, 2007 compared to the nine month period ended
June 30, 2006. The majority of the decrease was the result of a reduction of revenues derived from the Company's sales on eBay which decreased 71% comparing the quarter periods and a decrease of 67% comparing the nine month periods. Revenues generated from the Company's web site decreased 16% comparing the quarter periods and increased by 28% comparing the nine month periods. The decrease in revenues can again be attributed to internet competition. Excluding the effects of the revenue-sharing arrangement discussed in the following paragraph, the Company's cost of revenues continued to decline to 8% of net revenues for the three month period and 10% of net revenues for the nine month period ended June 30, 2007.

       During the current fiscal year, the Company entered into a revenue-sharing arrangement with our principal officer/shareholder, Mr. Todd Axelrod, whereby the Company physically safeguards, catalogs, and markets certain historical documents, that Mr. Axelrod owns personally, for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third-party buyer less Mr. Axelrod's cost of acquiring the item). The Company independently verifies the cost of any item sold pursuant to this arrangement. The Company believes this fee arrangement is considerably more favorable to the Company than could be obtained from an independent third party. Included in revenues for the three and nine month periods ended June 30, 2007, are fees of $22,832 and $71,987, respectively, associated with this arrangement.

       Total operating expenses decreased 1% for the three month period and decreased 18% for the nine month period ended June 30, 2007 compared to the previous year periods. Reductions came principally from advertising expenses, professional fees and salary expenses. The Company became more selective in its advertising and reduced the expense by 14% comparing the quarter periods and 38% comparing the nine month periods. Professional fees decreased due to fees incurred in fiscal 2006 relating to Nasdaq compliance issues. Salaries decreased 9% comparing the nine month periods. However, comparing the quarterly periods, salaries increased 36% as a result of the recent employment of a new Vice President of Sales for the Company. As an employment inducement, the recently hired vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock. The financial statements for the three months ended June 30, 2007 includes share-based compensation expense of approximately $6,000 associated with these options not included in the prior year. Depreciation costs decreased 7% comparing the quarter periods and 15% comparing the nine month periods due to assets becoming fully depreciated, primarily the Company's archive and inventory software programs.




Item 3.   Controls and Procedures.
          -----------------------

          Based on their evaluation, as of June 30, 2007, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.






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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   August 10, 2007          /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   August 10, 2007          /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)