Form 10KSB
period 2007-09-30
GALLERY OF HISTORY INC
filed 2007-12-26
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                  FORM 10-KSB




(Mark One)
[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934                   For the fiscal year ended September 30, 2007


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934               For the transition period from       to       .



Commission file number  0-13757







                           GALLERY OF HISTORY, INC.
               (Name of small business issuer in its charter)




           Nevada                                               88-0176525
_______________________________                            ___________________
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)




3601 West Sahara Avenue, Las Vegas, Nevada                      89102-5822
__________________________________________                      __________
(Address of principal executive offices)                        (Zip Code)




                  Issuer's telephone number: (702) 364-1000



Securities registered under
Section 12(b) of the Act:
    Title of each class                   Name of Exchange on which registered
___________________________               ____________________________________




Securities registered under Section 12(g) of the Act:
                      Common Stock, par value $.0005
______________________________________________________________________________
                            (Title of class)





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


Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of the Exchange Act).    [ ]Yes    [x]No


State issuer's revenues for the most recent fiscal year:   $632,293


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (1,282,951 shares) as of November 30, 2007 was approximately $1,831,986 based upon $1.35, the price at which the stock was sold on such date.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The registrant had 5,625,984 shares of Common Stock outstanding as of November 30, 2007.



                     DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference to Item 13 - Exhibits and Reports on Form 8-K; Form 10-QSB for the fiscal quarter ended June 30, 2005; and Form 10-KSB for the fiscal year ended September 30, 2004.


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]







                                    PART I

Item 1. Business
        ________

        Business Development
        ____________________

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




Inventory of Documents Owned
____________________________

       The Company purchases documents principally at auctions and from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. During the current fiscal year, the Company's principal officer and majority shareholder, Mr. Todd Axelrod, purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its website for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. These avenues of supply are likely to continue to be the Company's main sources of inventory.

       We catalogue the diverse inventory using internally developed software and a computer server network. The system allows the Company's sales staff to identify inventory held in the Company's central repository, obtain descriptions of the documents, and even obtain images of the documents to exhibit to customers.




Certificates of Authenticity
____________________________

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




Competition
___________

       There are a great number of dealers of historical documents, of which many are only part-time operators. The Company competes primarily with art galleries, antique stores and sellers of other collectible items, as well as dealers in historical documents.

       In the past several years, many autograph dealers have closed their retail gallery operations and are attempting to sell their inventories through auctions and the internet. In addition, many upscale malls are remerchandising for middle-market masses as the consumer looks for warehouse shopping. Since closing the Company's retail galleries several years ago, the majority of the Company's sales have been through its websites and various auction efforts.

       When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

       In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's approximate 182,000 document inventory may be positively affected. To the extent the Company is successful in attracting consignments, it may be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the "hammer" or selling price.

       There is no assurance that the Company will be able to realize profit margins for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.




Seasonal Business
_________________

       The Company's business, which is currently focused on sales through the internet, is not seasonal.




Employees
_________

       As of December 1, 2007, the Company had seven full-time and one part-time employee, in addition to its two executive officers.





Item 2. Properties
        __________

       The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 18,913 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2007, 9,361 square feet was being leased to five tenants for an aggregate monthly rental of $14,772 under leases expiring at varying times from December 2008 though October 2012. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see Note 5 to Consolidated Financial Statements.






Item 3. Legal Proceedings
        _________________

       We are involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on our financial position, operations or cash flows.





Item 4. Submission of Matters to a Vote of Security Holders
        ___________________________________________________

       On September 28, 2007, the Company held its annual meeting of stockholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to ratify the appointment of Piercy, Bowler, Taylor & Kern, as the Company's independent public accountants for the fiscal year ending September 30, 2007.

       At the Meeting the following Directors were elected:

                             VOTES CAST                WITHHELD
                                 FOR                 AUTHORITY/NON
       NOMINEES                ELECTION                  VOTES
       ________                ________                  _____

Todd M. Axelrod                5,513,421                50,215/0
Rod Lynam                      5,512,962                50,674/0
Michael Rosenman               5,513,421                50,215/0
Roger Schneier                 5,513,421                50,215/0
Peter Kuhr                     5,513,421                50,215/0


       With respect to the ratification of the appointment of Piercy, Bowler, Taylor & Kern as the Company's independent accountants,
5,563,634 shares were in favor, 2 shares were voted against, and there were no abstentions and no broker non-votes.














                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
        _________________________________________________________________

       The Company's Common Stock, par value $.0005, is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Capital Market under the symbol HIST. According to the records of our transfer agent and ADP Investor Communications Services, as of October 10, 2007, there were approximately 497 holders of record of the Company's Common Stock. The following table sets forth the high and low sale price for the Company's Common Stock for the periods indicated as reported on NASDAQ.


                                            Low Sale            High Sale
                                             Price                Price
                                             _____                _____

Fiscal 2006
 October 1, 2005 - December 31, 2005         $1.00                $1.78
 January 1, 2006 - March 31, 2006             1.06                 1.77
 April 1, 2006 - June 30, 2006                1.05                 3.15
 July 1, 2006 - September 30, 2006            1.16                 3.50

Fiscal 2007
 October 1, 2006 - December 31, 2006         $1.40                $2.16
 January 1, 2007 - March 31, 2007             1.57                 2.38
 April 1, 2007 - June 30, 2007                1.83                 2.45
 July 1, 2007 - September 30, 2007            1.21                 1.96

       Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings for its internal cash flow use and possible repurchase of its own common stock.



















EQUITY COMPENSATION PLAN INFORMATION

    The following table sets forth information as of September 30, 2007, with respect to our compensation plans under which our equity securities are authorized for issuance.. Apart from the information provided below with respect to the grant of options to one person as an employment inducement, the Company does not have any option or other equity compensation plans.



                                                                Number of
                             Number of                          securities
                             securities                         remaining for
                             to be issued     Weighted-avg.     future issuance
                             upon exercise    exercise price    uder equity
                             of outstanding   of outstanding    compensation
                             options,         options,          plans
                             warrants and     warrants and      (excluding
                             rights           rights            securities
                                                                reflected in
                                                                column (a))
                             --------------   --------------    -------------
Plan Category:                  (a)             (b)                 (c)
Equity compensation plans
approved by stockholders .      -0-            $ --                - 0-
Equity compensation plans
not approved by stockholders  50,000(1)        $2.19                50,000
                             --------------   --------------    -------------

Total                         50,000           $2.19                50,000

       As an employment inducement, the Company's vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an estimated expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period.





Item 6. Management's Discussion and Analysis or Plan Operations
        _______________________________________________________

Forward Looking Statements
__________________________

       This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," and similar expressions are intended to identify forward looking statements. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements of those of the Company's industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are the Company's ability to obtain additional capital, on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company; competition by entities which may have greater resources than the Company; the Company's ability to market and sell its inventory of historical documents; the Company's ability to correctly value its inventory of documents; and other factors included in the Company's filings with the Securities and Exchange Commission (the "SEC"). Copies of the Company's SEC filings are available from the SEC or may be obtained upon request from the Company. The Company does not undertake any obligation to update the information contained herein, which speaks only as of this date.







Liquidity and Capital Resources
_______________________________

       With the exception of the cost of documents that are sold and certain selling expenses, most of the Company's other costs and expenses are relatively fixed. While management believes that the Company's inventory of documents has substantially appreciated, the Company has been unable to produce sufficient volume of sales to the general public and has incurred significant operating losses for the past several years. As a result, the Company has been (and will continue to be) dependent upon debt financing, including loans from its majority stockholder, to satisfy its obligations when due.

       The unique characteristic of some the Company's documents held in inventory may cause those documents to become rarer with time with their then current market value rising significantly over time. In many instances the Company has a supply of similar documents that, if marketed simultaneously, may negatively impact market value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market.

       The Company has a bank line of credit in the amount of $100,000 through August 2008. Loans under the line of credit are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 2007, there was $6,000 available against this line of credit. The Company's term mortgage note was renewed in July 2007 in the amount of $1,087,251 and has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

       Prior to 2006, the Company borrowed $1,000,000 from its majority stockholder/president, Todd M. Axelrod. The amount is due on demand but not earlier than October 31, 2008, with monthly interest payments payable at a rate of 6% per annum (reduced from 8% as of September 1, 2005). Interest expense on the related party advance was $60,835 and $60,833 for the fiscal years 2007 and 2006, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time during the fiscal years 2007 and 2006. The funds borrowed had an interest rate of 3% per annum (reduced from 7.75% as of September 1, 2005). The principal balance of the funds borrowed, in addition to the foregoing $1,000,000, total $895,226 and $582,556 as of September 30, 2007 and September 30, 2006, respectively. Interest expense on these related party borrowings was $21,066 and $43,918 during fiscal years 2007 and 2006, respectively. The funds were used to supplement cash flows from operating activities. On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of the advances into 1,615,861 non-voting shares of Series
A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to common stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of September 30, 2007 and September 30, 2006, a total of 1,689,671 and 1,640,099 shares of Common Stock were issuable upon conversion of the Preferred Stock.

       The Company believes that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, drawing amounts then available, if any, under its existing line of credit facility, seeking additional borrowings or advances against its documents inventory, and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments through at least October 31, 2008.

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

       To date, management has been reluctant to cut prices and, instead, to achieve its strategic objectives, continues to increase inventory available on the internet. With a market potential that is world-wide, and unlimited in terms of inventory exposure, the Company continues to employ this channel to improve revenue levels.
Currently, our website had been materially enlarged to include approximately 47,500 document choices spread over an expanded list of categories and historical genres. Further, owing to the size and diversity of its inventory, management feels the Company is positioned to favorably compete with any firms offering similar products.
Equally important is the fact that with no limitations, or added costs for the development of this outlet, the Company could, in time, still significantly increase its available inventory to this outlet without negatively impacting the rarity of our documents, thus providing a global audience with a diversity of choice. The Company also continues its investigation of productive links with other organizations, with the possibility of expanding its market through cooperative alliances with firms and/or institutions whose audiences are understood to possess potential as document buyers.

       The Company anticipates no material commitments for capital expenditures in the near term, as the Company is not currently contemplating additional expansion. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.






Critical Accounting Policies and Practices
__________________________________________

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



Deferred tax assets
-------------------
       The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets exceeds an amount considered by management as more likely than not to be utilized as a result of any gain on the Company's appreciated document inventory, if partially sold in bulk, and/or real estate, that may be realized as needed to protect the carryforwards and, therefore, considered effective tax planning strategies as defined in FASB Statement No. 109. The potential gain and related tax effect of a partial bulk sale of inventory is estimated based on management's perception of market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly. The appreciated value of real estate is based primarily on appraisals and/or related advice from brokers.



Recently issued accounting pronouncements
-----------------------------------------
       In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 160,
Noncontrolling Interests in Consolidated Financial Statements. It clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 will not likely have any effect on the Company's consolidated financial statements since we are not presently contemplating investing in, establishing or acquiring a subsidiary or a variable interest entity requiring consolidation. SFAS 160 will be effective for the Company's fiscal year beginning October 1, 2009.

       In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141, Business Combinations. The Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. We have not yet evaluated SFAS 141R for the impact, if any, that SFAS 141R might have on our financial statements, in the event we make any business combination or other covered acquisitions after September 30, 2009, which is not presently contemplated.

       In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS 157 and 159 was scheduled to become effective for us for fiscal year 2009, and interim periods within those fiscal years; however, the effective date for adjusting certain assets and liabilities to fair value under SFAS 157 has been delayed one year.
We are currently evaluating the requirements of SFAS 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements.

       In July 2006, the FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.
FIN 48 will be effective for our fiscal year 2008. We do not expect that the adoption of FIN 48 will have a significant impact on our operating deficit or future financial position, results of operations, and cash flows. However, we are evaluating the impact that FIN 48 will have on the amount, reporting, and disclosures relating to our deferred tax assets resulting primarily from tax loss carryforwards.






Results of Operations
_____________________

Fiscal 2007 Compared to Fiscal 2006
-----------------------------------
       Total revenues decreased 7% comparing fiscal year ended September 30, 2007 to the fiscal year ended September 30, 2006. The Company's direct purchase web site increased 11% year-over-year and amounted to 80% of the current year's total revenues compared to 67% of total revenues for fiscal 2006. However, the Company's eBay auctions and eBay store revenues decreased 48% to 13% of total revenues for fiscal 2007 compared to 23% of total revenues for fiscal 2006. The decrease in eBay auction and eBay store revenues was primarily the result of internet competition.

       In October 2006, the Company entered into a revenue-sharing arrangement with our majority stockholder/president, Mr. Todd M. Axelrod, whereby the Company physically safeguards, catalogs, and markets certain historical documents, that Mr. Axelrod owns personally, for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third-party buyer less Mr. Axelrod's cost of acquiring the item). The Company independently verifies the cost of any item sold pursuant to this arrangement. The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the 2007 fiscal year, 34 documents subject to the revenue-sharing arrangement were sold for $113,004. The Company's revenue share for the fiscal period was $78,473 and is included in revenues.

       Cost of revenues decreased 22%, comparing fiscal 2007 to fiscal 2006, to 8.5% of net revenues in fiscal 2007 compared to 10% of net revenues for fiscal 2006. Excluding the effects of the revenue-sharing arrangement discussed in the previous paragraph, the Company's cost of revenues would have been 9.7% for the current fiscal year.

       Total operating expenses decreased 8% comparing fiscal 2007 to fiscal 2006. Advertising on the internet decreased 33% comparing fiscal 2007 to fiscal 2006 to 8% of net revenues for 2007 compared to 11% for 2006. Professional fees decreased 68% in fiscal 2007 due to legal fees incurred in fiscal 2006 pertaining to Nasdaq compliance issues, part of which were written off in fiscal 2007. Depreciation expense decreased 11% in fiscal 2007 compared to 2006 largely resulting from assets becoming fully depreciated.

       Also included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are included net in other income and expense ($102,254 fiscal 2007 as compared to $105,936 for fiscal 2006).

































Item 7. Financial Statements.





                                TABLE OF CONTENTS
                                _________________
                                                               PAGE
                                                               ____


          Report of Independent Registered Public
          Accounting Firm                                       12


          Consolidated Balance Sheets - September 30,
          2007 and 2006                                         13


          Consolidated Statements of Operations for the
          years ended September 30, 2007 and 2006               14


          Consolidated Statements of Stockholders'
          Equity for the years ended September 30,
          2007 and 2006                                         15


          Consolidated Statements of Cash Flows for the
          years ended September 30, 2007 and 2006               16


          Notes to Consolidated Financial Statements            17


























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Gallery of History, Inc.:


We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.





/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors, a Professional
Corporation




Las Vegas, Nevada
December 13, 2007






                  GALLERY OF HISTORY, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2007 AND 2006
___________________________________________________________________________

                                               2007         2006
                                               ____         ____
         ASSETS

Cash                                      $     1,517   $    1,738
Inventory of documents owned                6,423,831    6,504,288
Deferred tax assets                         1,339,842    1,339,842
Property and equipment, net                 1,047,455    1,100,381
Other assets                                   61,394       53,996
                                           ----------    ---------
                                          $ 8,874,039   $9,000,245
                                           ==========    =========

       LIABILITIES

Accounts payable                          $    39,339   $  100,093
Advances and notes payable:
  Majority shareholder                      1,895,226    1,582,556
  Other                                     1,168,781    1,186,815
Preferred stock dividend payable              147,620       48,476
Other liabilities and accruals                 79,374       97,446
                                           ----------    ---------
                                            3,330,340    3,015,386
                                           ----------    ---------
   STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                      5,968        5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation
  value at September 30, 2007 and
  September 30, 2006, $3,379,342 and
  $3,280,198 including cumulative
  unpaid dividends in arrears of
  $147,620 and $48,476)                           808          808
Additional paid-in capital                 14,291,362   14,243,315
Accumulated deficit                        (5,745,768)  (5,256,561)
Common stock in treasury,
  6,309,324 shares, at cost                (3,008,671)  (3,008,671)
                                           ----------    ---------
                                            5,543,699    5,984,859
                                           ----------    ---------
                                          $ 8,874,039   $9,000,245
                                           ==========    =========



See notes to consolidated financial statements.
___________________________________________________________________________




                  GALLERY OF HISTORY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
___________________________________________________________________________

                                               2007         2006


REVENUES                                   $  632,293   $  679,461

COST OF REVENUES                               53,590       68,685
                                            ---------    ---------
GROSS PROFIT                                  578,703      610,776

                                            ---------    ---------
OPERATING EXPENSES
 Selling, general and administrative          844,073      915,895
 Depreciation                                  40,091       45,113
                                              884,164      961,008
                                            ---------    ---------
OPERATING LOSS                               (305,461)    (350,232)
                                            ---------    ---------

OTHER INCOME (EXPENSE)
 Interest expense:
    Majority shareholder                      (81,902)    (104,751)
    Other                                    (105,122)    (117,699)
 Rental income, net                           102,254      105,936
 Impairment provision of other assets            --        (75,377)
 Other                                            168        7,781
                                            ---------    ---------
                                              (84,602)    (184,110)
                                            ---------    ---------

NET LOSS                                   $( 390,063)  $( 534,342)

Preferred stock dividend                      (99,144)     (48,476)
                                            ---------    ---------

NET LOSS APPLICABLE TO COMMON SHARES       $( 489,207)  $( 582,818)
                                            =========    =========


BASIC AND DILUTED LOSS PER SHARE                $(.09)       $(.10)
                                                 ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING         5,625,984    5,625,984
                                            =========    =========






See notes to consolidated financial statements.
___________________________________________________________________________




                  GALLERY OF HISTORY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006



                                Additional                Common
    Common Stock     Preferred    Paid-in  Accumulated   Stock in
    Shares   Par   Shares   Par   Capital    Deficit     Treasury    Total
   -------- -----  ------- ----  ---------  ---------   ---------   --------


Balance at October 1, 2005
   11935308 $5968     --   $--   $10555655  $(4673743)  $(3008671)  $2879209

Contributed services by
  Majority shareholders
       --     --      --    --      456696       --          --       456696

Issue preferred stock
       --     --   1615861  808    3230964       --          --      3231772

Preferred dividend
       --     --      --    --        --       (48476)       --       (48476)

Net loss
       --     --      --    --        --      (534342)       --      (534342)
   --------  ----  -------  ---   --------   --------    --------    -------


BALANCE AT SEPTEMBER 30, 2006
   11935308 $5968  1615861 $808  $14243315  $(5256561)  $(3008671)  $5984859


Contributed services by
  Majority shareholders
       --     --      --    --       33012       --          --        33012

Stock based compensation
       --     --      --    --       15035       --          --        15035

Preferred dividend
       --     --      --    --        --       (99144)       --       (99144)

Net loss
       --     --      --    --        --      (390063)       --      (390063)
   --------  ----  -------  ---   --------   --------    --------    -------

BALANCE AT SEPTEMBER 30, 2007
   11935308 $5,968 1615861 $808  $14291362  $(5745768)  $(3008671)  $5543699
   ========  ====  =======  ===   ========   ========    ========    =======



See notes to consolidated financial statements.
___________________________________________________________________________


                  GALLERY OF HISTORY, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
___________________________________________________________________________

                                                   2007           2006
                                                   ____           ____
OPERATING ACTIVITIES
 Net loss                                      $(390,063)     $(534,342)
 Depreciation and amortization                    67,531         73,157
 Contributed services of majority shareholders    33,012         33,012
 Stock based compensation                         15,035           --
 (Increase) decrease in:
     Inventory of documents owned                 80,457       (52,978)
     Other assets                                 (7,398)       85,568
 Increase (decrease) in:
     Accounts payable                            (60,754)        48,720
     Accrued and other liabilities               (18,072)         6,038
                                                --------       --------
Net cash used in operating activities           (280,252)      (340,825)
                                                --------       --------
INVESTING ACTIVITIES
 Purchase of property and equipment              (14,605)          --

                                                --------       --------
FINANCING ACTIVITIES
 Proceeds from borrowings:
     Majority shareholder                        332,870        541,820
     Other                                       304,000        217,000
 Repayments of borrowings:
     Majority shareholder                        (20,200)        (7,555)
     Other                                      (322,034)      (410,818)
                                                --------       --------
Net cash provided by financing activities        294,636        340,447
                                                --------       --------

NET DECREASE IN CASH                                (221)          (378)
CASH, BEGINNING OF YEAR                            1,738          2,116
                                                --------       --------
CASH, END OF YEAR                              $   1,517      $   1,738
                                                ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest         $ 185,265      $ 223,450
                                                ========       ========
Noncash investing and financing activities:
  Capitalization of contributed services,
  majority shareholder                              --        $ 423,684
                                                ========       ========
Issuance of preferred stock in partial
  settlement of note payable, majority
  shareholder                                       --       $3,231,772
                                                ========       ========
Dividend accrued on preferred stock            $  99,144     $   48,476
                                                ========       ========

See notes to consolidated financial statements.
___________________________________________________________________________


                  GALLERY OF HISTORY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________

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

Advertising Costs - Advertising costs, $49,810 in 2007 and $75,716 in 2006, including all sales material and internet selling fees, are generally expensed as incurred and are included in general, selling and administrative expenses.

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



2.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 and 2006, consists of the following:
                                             2007         2006
                                             ----         ----
Land                                     $  580,000   $  580,000
Equipment and furniture                     573,921      576,526
Software                                    320,218      310,389
Office building and improvements          1,653,729    1,653,729
                                          ---------    ---------
                                          3,127,868    3,120,644
Less accumulated depreciation            (2,080,413)  (2,020,263)
                                          ---------    ---------
                                         $1,047,455   $1,100,381
                                          =========    =========

Approximately 45% of the Company's office building is leased or is available to lease to tenants (Note 7). Property and equipment identifiable with the rental operation and the Company's use is as follows:

                                             2007         2006
                                             ----         ----
Office building                          $1,495,751   $1,495,751
Less accumulated depreciation            (1,046,311)    (991,765)
                                          ---------    ---------
                                         $  449,440   $  503,986
                                          =========    =========







3.	OTHER ASSETS

Other assets at September 30, 2006 and 2005, consist of the following:
                                              2007         2006
                                              ----         ----
Framing materials                          $ 23,451     $ 25,000
Prepaid expenses                             24,017       16,750
Other                                        13,926       12,246
                                            -------      -------
                                           $ 61,394     $ 53,996
                                            =======      =======


4.	RELATED PARTY TRANSACTIONS

       Issuance of preferred stock. Prior to 2006, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod. The advance is due on demand but not prior to October 31, 2008, with monthly interest payments payable at a rate of 6% per annum (reduced from 8% as of September 1, 2005). Interest expense on the related party advance was $60,835 and $60,833 for fiscal years 2007 and 2006, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time during the fiscal years 2007 and 2006. The funds borrowed have an interest rate of 3% (reduced from 7.75% as of September 1, 2005). The principal balance of the funds borrowed, in addition to the foregoing $1,000,000, totaled $895,226 and $582,556 as of September 30, 2007 and September 30, 2006, respectively. Interest expense on these related party borrowings was $21,066 and $43,918 during fiscal years 2007 and 2006, respectively. The funds were used to supplement cash flows from operating activities. On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of the advances into 1,615,861 non-voting shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to Common Stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred
Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of September 30, 2007 and September 30, 2006, a total of 1,689,671 and 1,640,099 shares of Common Stock were issuable upon conversion of the Preferred Stock.

       Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has agreed not to demand payment on any amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and/or dividend payments through at least October 31, 2008 (Note 5). Mr. Axelrod is not currently being paid a salary in cash, and the Company is now recording compensation at the estimated fair-value of his reduced services.

       Revenue-sharing arrangement. During the current fiscal year, Mr. Todd Axelrod, purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The
Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the fiscal year, 34 documents subject to the revenue-sharing arrangement were sold for $113,004. The Company's revenue share for the fiscal period was $78,473 and is included in revenues.

Contributed Services. The Company's president and majority shareholder does not receive a salary. Accordingly, the estimated value of such services (approximately $30,000 per year) is recorded as expense and additional paid-in capital.



5.	ADVANCES AND NOTES PAYABLE

Advances and notes payable consist of the following at September 30:

Advances payable, Majority Shareholder debt
(demand rights waived through October 31, 2008):
                                                2007          2006
                                                ----          ----
6% advance                                  $1,000,000    $1,000,000
Other advances, interest rate 3%               895,226       582,556
                                             ---------     ---------
                                            $1,895,226    $1,582,556
                                             =========     =========
Notes payable, other:

8.5% Mortgage note payable
 July 15, 2012, collateralized
 by a building                              $1,074,199    $1,170,588

6.5% auto loan payable in 60 monthly
 installments                                      582         4,227

Prime plus 1.5% revolving line of credit
 (up to $100,000) renewing August 2008,
 (9.25% at September 30, 2007),
 collateralized by documents and equipment      94,000        12,000
                                             ---------     ---------
                                            $1,168,781    $1,186,815
                                             =========     =========



The estimated fair value of the Company's debt at September 30, 2007 and 2006, respectively, was approximately $3,064,007 and $2,769,371, which approximated its book value. The estimated fair value amounts are based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.

Maturities of notes payable are as follows for fiscal years ending
September 30:

                    2008            $  120,304
                    2009             1,931,251
                    2010                47,249
                    2011                59,475
                    2012               905,728
                                     ---------
                    Total           $3,064,007
                                     =========


6.	INCOME TAXES

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

Additional details of the components of deferred income taxes at September 30, 2007 and 2006 follows:
                                            2007          2006
Deferred tax assets                         ----          ----
  Net operating losses, net of
   reserves of $814,200 and $716,100    $1,421,822    $1,411,708
  Other                                      5,773        32,666
                                         ---------     ---------
                                         1,427,595     1,444,374
Deferred tax liabilities
  Depreciation                             (87,753)     (104,532)
                                         ---------     ---------
Net deferred tax assets                 $1,339,842    $1,339,842
                                         =========     =========

The differences between the normal federal statutory rate of 34% applied to loss before income taxes and the Company's effective rate are:

                                        Tax                      Tax
                              2007     rate         2006        rate
                              ----     ----         ----        ----
Benefit at statutory rate  (132,600)  (34.0%)   $(181,700)     (34.0%)
Reserve against tax benefit  98,100    25.2%      176,900       33.1%
Other                        34,500     8.8%        4,800         .9%
                           --------    ----      --------       ----
Income tax benefit        $    --       -- %    $    --          -- %
                           ========    ====      ========       ====


The entire tax benefit attributable to fiscal years 2007 and 2006 of $98,100 and $176,900 are recognized net of 100% reserves because future realization is estimated to be less likely than not.

As of September 30, 2007, the Company had federal income tax loss carryforwards of $6,560,000 available to reduce future tax payment obligations. The carryforwards expire from 2009 to 2026.



7.	Stock-based compensation

As an employment inducement, the then recently hired vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an estimated expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. The financial statements for the three months ended June 30, 2007 includes share-based compensation expense of approximately $6,000 associated with these options. The outstanding options were not given effect to compute diluted loss per share for the period since to do so would have been anti-dilutive.





8.	RENTAL INCOME, NET

The Company leases office space in its office building to tenants under non-cancelable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods expire from 2007 to 2012 with various renewal options. Gross rental income for the periods ended September 30, 2007 and 2006 was $185,327 and $189,073, respectively. Building operating costs, including primarily depreciation, repairs and maintenance, janitorial, utilities and property taxes, totaled $83,073 and $83,137 in 2007 and 2006, respectively.

Future minimum lease payments receivable under non-cancelable operating leases as of September 30, 2007, excluding contingent amounts applicable to reimbursable expenses, are as follows:

                    2008             $ 150,027
                    2009               124,346
                    2010                97,753
                    2011                99,479
                    2012                99,636
                    Thereafter           8,334
                                      --------
                                     $ 579,575
                                      ========



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.




Item 8a. Controls and Procedures


       The Company maintains disclosure controls and procedures designed to ensure that it is able to timely collect the information it is required to disclose in the reports it files with the Securities and Exchange Commission. As of September 30, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. The evaluation was conducted under the supervision of, and with the participation of the Company's management including the Company's Chief Executive Officer and Chief Financial Officer.

       Based on their evaluation, as of September 30, 2007, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the fiscal year ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.




Item 8b.  Other Information - None.


























                                   PART III
Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers and Significant Employees
-------------------------------------------------------
       Set forth below are the present directors, executive officers and any significant employees, if any, of the Company. Directors are elected until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected for terms of one year, or until their successors are duly elected and qualified or until terminated by the action of the Board of Directors.


                                                          Has Served
                                                          as Director
                               Position(s) with           Continuously
Name                   Age     the Company                   Since
---------------        ---   -------------------------    ------------

Todd M. Axelrod        58    President and Chairman           1981
                             of the Board of Directors

Rod R. Lynam           59    Treasurer/Assistant              1984
                             Secretary and Director

Dr. Michael Rosenman   46    Director                         2002

Roger Schneier         64    Director                         2006

Peter Kuhr             59    Director                         2007

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

       Rod Lynam has been Treasurer and Chief Financial Officer of the Company since September 1984.

       Michael Rosenman, M.D., Ph.D., has been a member of our Board of Directors since 2002. Dr. Rosenman is a practicing physician specializing in the field of Pediatrics since 1988. Prior to establishing private practice offices in Las Vegas in 1996, Dr. Rosenman was associated with UCLA's Department of Medicine, Division of Hematology/Oncology, and with Children's Hospital in Orange County, California. His practice employs multiple offices and physicians.

       Roger Schneier was appointed to the Board of Directors on May 22, 2006. Mr. Schnier has been retired since January 2005. Prior to his retirement he was President for twenty-five years of Ben's Auto Parts and Be-Mack Warehouse, both located in Bronx, New York.

       Peter Kuhr was elected to the Board of Directors on March 13, 2007. Mr. Kuhr is currently the president of, and a partner in, Capital Iron 1997 Ltd., a specialty retail operation servicing the Victoria, British Columbia market. Prior to this position, in 1996, he was general merchandise manager of the textiles division of Eaton's of Canada, then a major department store with over 100 stores across Canada. Mr. Kuhr is a member of the Board of Directors for the Downtown Victoria Business Association and is an active fund raiser and volunteer with a number of community organizations including the United Way and the Prostate Centre.





Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

       To the Company's knowledge, during the fiscal year ended September 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.



Audit Committee Matters
-----------------------

       The Company's Audit Committee currently is composed of Mr. Kuhr, Chairman, Dr. Rosenman and Mr. Schneier. Mr. Berezan resigned as a director of the Company and as audit committee chairman March 12, 2007. The Board of Directors, in a meeting held March 13, 2007, elected Mr. Peter Kuhr to the Board. The Board also appointed Mr.
Kuhr as chairman of the Audit Committee. The Company's Board of Directors has determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including the Company's consolidated balance sheet, income statement and cash flow statement. In addition, the Board of Directors has determined that Peter Kuhr is an "audit committee financial expert" as that term is defined by the rules and regulations of the Securities and Exchange Commission. Also, the Board of Directors has determined that each of these individuals is an "independent director," as defined under the applicable rules and listing standards of the NASDAQ Stock Market LLC and the rules and regulations of the Securities and Exchange Commission.



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






Item 10. Executive Compensation
         ----------------------

       The following table sets forth all compensation awarded to, earned by, or paid by the Company during our fiscal year ended
September 30, 2007 to our Chief Executive Officer, and to any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a "Named Executive Officer").

                         SUMMARY COMPENSATION TABLE
                         --------------------------
                                          Non-      Non-
                                          Equity   qualified
Name and                                 Incentive  Deferred   All
Principal                   Stock  Option  Plan        Comp    Other
Position  Year Salary Bonus Awards Awards  Comp      Earnings   Comp    Total
--------- ---- ------ ----- ------ ----  --------   --------- ------   -------
Todd M.  2007  $0(1)  $0    $0     $0      $0        $0      $8310(2) $8310(2)
Axelrod, 2006  $0(1)  $0    $0     $0      $0        $0      $7644(2) $7644(2)
President
and Chief
Executive
Officer
   (1) Mr. Axelrod does not receive compensation for services rendered.
   (2) Represents employee benefits in the form of health and life insurance.

       During the fiscal year ended September 30, 2007, the Company did not grant any stock options or stock appreciation rights to any of the named executive officers of the Company. In addition, none of the named executive officers held any stock options.


                            DIRECTOR COMPENSATION
                            ---------------------
        The following table sets forth certain information concerning compensation paid to our outside directors during fiscal 2007:

                   Fees                  Non-Equity Non-qualified
                 Earned or               Incentive   Deferred       All
                 Paid in   Stock  Option   Plan     Compensation   Other
      Name        Cash     Awards Awards   Comp       Earnings     Comp  Total
----------------  ----     ------ ------  ------     ----------    ----  -----
Michael Rosenman  $0        $0      $0      $0          $0         $0     $0
Roger Schneier    $0        $0      $0      $0          $0         $0     $0
Peter Kuhr        $0        $0      $0      $0          $0         $0     $0

       We do not compensate any of our directors for serving on the Board or on any committee of the Board. If requested, we may reimburse our outside directors for their reasonable travel expenses incurred in attending Board or committee meetings.

       We are not a party to any employment agreement with any of our executive officers. On April 16, 2007, we entered into a letter agreement with Don A Prince, pursuant to which Mr. Prince was employed on a full-time basis in a non-executive officer capacity, as the Company's Vice President of Sales.
Mr. Prince's employment is on an at-will basis, and may be terminated at any time by either Mr. Prince or the Company for any or no reason at all. Mr. Prince is being compensated at the per annum rate of $100,000, and, as an inducement to accept employment with the Company, the Company awarded Mr. Prince an aggregate 50,000 options to purchase a like number of shares of the Company's common stock at an exercise price of $2.19 per share (the closing price on April 16, 2007). The options are subject to a vesting schedule and expire upon the earlier of five years from the date of grant or the termination of Mr. Prince's employment with the Company, irrespective of the reasons for any such termination.



Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters
         ---------------------------------------------------

       The following table sets forth certain information, as of December 1, 2007, regarding those persons known to the Company to be the beneficial owners of more than five percent of the Common Stock of the Company, by each Director of the Company, by each of the named Executive Officers and by all Officers and Directors of the Company as a group.

Title of  Name and Address of         Amount and Nature of   Percent
 Class    Beneficial Holder(1)      Beneficial Ownership(2)  of Class
--------  --------------------      -----------------------  --------
 Common    Todd M. Axelrod              6,001,785(3)           82.0%
 Stock

 Common    Rod R. Lynam                       210               (4)
 Stock

 Common     Dr. Michael Rosenman               -0-                --
 Stock

 Common    Roger Schneier                  30,707               1.3%
 Stock

 Common    Peter Kuhr                         -0-                --
 Stock

 Common    Gerald Newman                  493,000               8.8%
 Stock     17161 Coral Cove Way
           Boca Raton, FL 33496

 Common    All Executive Officers       6,032,702(3)           82.5%
 Stock     and Directors as a
           group (5 persons)(3)

(1)	Address is the same as the Company's address.

(2)	The individuals referred to above have sole voting and investment power in regard to their Common Stock, subject to applicable community property laws.

(3)	Includes 1,689,671 shares of Common Stock issuable upon
conversion of 1,689,671 shares of Series A Preferred Stock owned of record by Mr. Axelrod.

(4)	Less than 1%.

       There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change of control of the Registrant.





Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------
       Prior to 2006, the Company borrowed $1,000,000 from its majority stockholder/president, Todd M. Axelrod. The advance is due on demand but not prior to October 31, 2008, with monthly interest payments payable at a rate of 6% per annum (reduced from 8% as of September 1,
2005). Interest expense on the related party advance was $60,835 and $60,833 for fiscal years 2007 and 2006, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time during the fiscal years 2007 and 2006. The funds borrowed have an interest rate of 3% (reduced from 7.75% as of September 1, 2005). The principal balance of the funds borrowed, in addition to the foregoing $1,000,000, totaled $895,226 and $582,556 as of September 30, 2007 and
September 30, 2006, respectively. Interest expense on these related party borrowings was $21,066 and $43,918 during fiscal years 2007 and 2006, respectively. The funds were used to supplement cash flows from operating activities. On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of the advances into 1,615,861 non-voting shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to common stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the
Preferred Stock or in the event of issuance of certain other securities. As of September 30, 2007 and September 30, 2006, a total of 1,689,671 and 1,640,099 shares of Common Stock were issuable upon
conversion of the Preferred Stock.   Mr. Axelrod intends but is not
obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has agreed not to demand payment on any amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and/or dividend payments through at least October 31, 2008. Mr. Axelrod is not currently being paid a salary in cash, and the Company is now recording compensation at the estimated fair-value of his reduced services.

       During the current fiscal year, Mr. Todd Axelrod, purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the fiscal year, 34 documents subject to the revenue-sharing arrangement were sold for $113,004. The Company's revenue share for the fiscal period was $78,473 and is included in revenues.







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












Item 14. Principal Accountant Fees and Services

       The following table lists the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2007 and 2006 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSB.

                                          2007(1)         2006
                                          -------         ----
                  Audit Fees (2)          $41,886       $33,006
                  Audit-Related Fees            0             0
                  Tax Fees (3)              3,000         3,311
                  All other fees(4)        20,349             0

       (1) Total audit and tax fees for fiscal 2007 have not yet been billed to the Company. The amounts entered are estimated.
       (2) Audit fees consist of services rendered to the Company for the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements and related services.
       (3) Tax fees consist of tax compliance and related tax services.
       (4) All other fees included fees charged mainly for fees pertaining to the Securities and Exchange Commission comment letters received during fiscal 2007.

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


Dated: December 26, 2007
                                         GALLERY OF HISTORY, INC.

                                         By: /s/ Todd M. Axelrod
                                             -------------------
                                             Todd M. Axelrod,
                                             Chairman and President


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                    Date
---------                    -----                    ----

/s/ Todd M. Axelrod      President and               December 26, 2007
-------------------      Chairman of the
Todd M. Axelrod          Board of Directors
                         (Principal Executive Officer)


/s/ Rod Lynam            Treasurer/Assistant         December 26, 2007
-------------            Secretary and Director
Rod Lynam                (Principal Financial and
                         Accounting Officer)


/s/ Michael Rosenman     Director                    December 26, 2007
--------------------
Michael Rosenman


/s/ Roger Schneier       Director                    December 26, 2007
------------------
Roger Schneier

/s/ Peter Kuhr           Director                    December 26, 2007
-------------
Peter Kuhr