Form 10QSB
period 2007-12-31
GALLERY OF HISTORY INC
filed 2008-02-14
CIK 763730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


((Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2007


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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The registrant had 5,625,984 shares of Common Stock, par value $.0005 outstanding as of February 1, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]


                      Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
_____________________________________________________________________________
                                         DECEMBER 31,   SEPTEMBER 30,
                                             2007           2007
                                         (Unaudited)
                                          ---------      -----------
               ASSETS
Cash                                     $     4,326     $     1,517
Inventory of documents                     6,407,787       6,423,831
Deferred tax assets                        1,339,842       1,339,842
Property and equipment, net                1,032,563       1,047,455
Other assets                                  65,640          61,394
                                          ----------      ----------
TOTAL ASSETS                             $ 8,850,158     $ 8,874,039
                                          ==========      ==========


            LIABILITIES AND
         STOCKHOLDERS' EQUITY

Accounts payable                         $    42,987     $    39,339
Notes payable:
  Majority stockholder                     2,013,532       1,895,226
  Other                                    1,098,516       1,168,781
Preferred stock dividend payable             147,620         147,620
Other liabilities                             80,778          79,374
                                          ----------      ----------
TOTAL LIABILITIES                          3,383,433       3,330,340
                                          ----------      ----------

Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                     5,968           5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation
  value at December 31, 2007 and
  September 30, 2007, $3,379,342
  including cumulative unpaid
  dividends in arrears of $147,620)              808             808
Additional paid-in capital                14,308,637      14,291,362
Deficit                                   (5,840,017)     (5,745,768)
Common stock in treasury,
  6,309,324 shares, at cost               (3,008,671)     (3,008,671)
                                          ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                 5,466,725       5,543,699
                                          ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                   $ 8,850,158     $ 8,874,039
                                          ==========      ==========



See the accompanying notes to consolidated financial statements.
_____________________________________________________________________________



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 2007           2006
                                                 ----           ----

REVENUES                                     $  178,417     $  230,191

COST OF REVENUES                                 15,963         18,962
                                              ---------      ---------
GROSS PROFIT                                    162,454        211,229
                                              ---------      ---------

OPERATING EXPENSES:
  Selling, general and administrative           233,068        190,439
  Depreciation                                    9,252          9,908
                                              ---------      ---------
TOTAL OPERATING EXPENSES                        242,320        200,347
                                              ---------      ---------

OPERATING INCOME (LOSS)                         (79,866)        10,882
                                              ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense:
    Majority shareholder                        (22,656)       (19,698)
    Other                                       (23,339)       (27,288)
  Rental income, net of related expenses         25,112         27,683
  Other                                           6,500             19
                                              ---------      ---------
TOTAL OTHER EXPENSE                             (14,383)       (19,284)
                                              ---------      ---------


NET LOSS                                     $  (94,249)    $   (8,402)
                                              =========      =========





BASIC AND DILUTED LOSS PER SHARE                  $(.02)          --
                                                   ====


WEIGHTED AVERAGE SHARES OUTSTANDING           5,625,984      5,625,984
                                              =========      =========




See the accompanying notes to consolidated financial statements.
_____________________________________________________________________________



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
_____________________________________________________________________________

                                             THREE MONTHS ENDED DECEMBER 31,
                                                   2007           2006
                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $ (94,249)     $  (8,402)
  Adjustments to reconcile net loss
  to net cash used for operating activities:
    Depreciation                                   9,448         16,776
    Contributed services of majority shareholder   8,253          8,253
    Stock-based compensation                       9,021           --
    Increase in operating (assets) liabilities:
      Inventory of documents                      16,044         25,298
      Other assets                                (4,246)         5,287
      Accounts payable                             3,648         (6,550)
      Other liabilities                            1,404        (11,741)
                                                --------       --------
 Net cash provided by (used in) operating
  activities                                     (50,677)        28,921
                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                           (1,056)       (10,872)
  Proceeds from sale of property and equipment     6,500           --
                                                --------       --------
Net cash provided by (used for) investing
  activities                                       5,444        (10,872)
                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                         119,985         30,546
    Other                                         36,000         70,000
  Repayments of borrowings:
    Majority stockholder                          (1,678)        (3,711)
    Other                                       (106,265)      (110,043)
                                                --------       --------
 Net cash provided by (used in) financing
  activities                                      48,042        (13,208)
                                                --------       --------

NET INCREASE IN CASH                               2,809          4,841

CASH, BEGINNING OF PERIOD                          1,517          1,738
                                                --------       --------
CASH, END OF PERIOD                            $   4,326      $   6,579
                                                ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest           $  45,995      $  46,715
                                                ========       ========

See the accompanying notes to consolidated financial statements.
_____________________________________________________________________________



                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

Basis of Presentation
---------------------
       The consolidated financial statements as of December 31, 2007, and for the three month periods ended December 31, 2007 and 2006, included herein have been prepared by Gallery of History, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2007 Annual Report on Form 10-KSB, from which the September 30, 2007, balance sheet information is derived.

Preferred Stock
---------------
       The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to common stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of December 31, 2007 and 2006, a total of 1,689,671 and 1,640,099 shares of Common Stock were issuable upon conversion of the Preferred Stock.

Revenue-sharing Arrangement
---------------------------
       Since October 2006, the Company's principal officer and majority shareholder, Mr. Todd Axelrod, has purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the three month period ended December 31, 2007, 12 documents were sold for $7,096 that were subject to the revenue-sharing arrangement. For the three month period ended December 31, 2006, 5 documents were sold for $61,388. The Company's revenue share for the three month periods were $5,373 and $42,683, respectively, and was included in revenues.

Stock-based compensation
------------------------
       As an employment inducement, the Company's vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. The financial statement for the three months ended December 30, 2007 includes share-based compensation expense of approximately $9,000 associated with these options. The outstanding options were not given effect to compute diluted loss per share for the period since to do so would have been anti-dilutive.

Contributed Services
--------------------
       The Company's president and majority shareholder does not receive a salary. Accordingly, the estimated value of such part-time services (at a rate of approximately $30,000 per year) is recorded as expense and additional paid-in capital.

Income Taxes
------------
       The Company has provided a valuation allowance against deferred tax assets (primarily associated with net tax loss carryforwards), to the extent that such tax assets are considered by management as not more likely than not to be utilized, after consideration of tax planning strategies. Such valuation allowance is the reason for the variation in the customary relationship between income tax benefit and the pretax accounting loss.

       Effective with the quarter ended December 31, 2008, the Company was required to apply Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
(FIN 48). Based on its analysis of the Company's tax provisions, deferred tax assets and the related valuation allowance, management determined that there was no impact to the Company's financial statements upon initial adoption of the provisions of FIN 48. including with respect to its opening deficit or related disclosures.








                   Part 1 - Item 2  Financial Information
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATION

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

       The unique characteristic of some documents held in inventory may cause them to become rarer with their current market value rising significantly over time. In many instances, the Company has a supply of similar documents that, if marketed simultaneously, could negatively impact market value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market.



       Liquidity and Capital Resources
       -------------------------------

       The net cash flow deficiency from operating activities was mainly funded from increased borrowings and the sale of the Company's vehicle. The Company has also benefited from a reduction in acquiring document inventory which has been replaced by the revenue-sharing arrangement previously described.

       The Company has a bank line of credit in the amount of $100,000 through August 2008. Loans under the line of credit are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of December 31, 2007, there was $70,000 available against this line of credit. The Company's term mortgage note was renewed in July 2007 in the amount of $1,087,251 and has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

       Prior to 2006, the Company borrowed $1,000,000 from its principal officer/shareholder, Todd Axelrod. The advance was due on demand but not prior to October 31, 2009, with monthly interest payable at 6%. Interest expense on the related party advance was $15,170 and $15,167 for the three months ended December 31, 2007 and 2006, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time. The funds borrowed have an interest rate of 3%. The principal balance of the funds borrowed in addition to the foregoing $1,000,000 totaled $1,013,532 and $609,391 as of December 31, 2007 and 2006, respectively. Interest expense on these related party borrowings was $7,486 and $4,531 during the three months ended December 31, 2007 and 2006, respectively. The funds were used to supplement cash flows from operating activities. On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of debt to its principal officer/stockholder into 1,615,861 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to common stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of December 31, 2007 and 2006, a total of 1,689,671 and 1,640,099 shares of Common Stock were issuable upon conversion of the Preferred Stock.

       The Company continues to take steps to improve its operating results by attempting to increase sales through its direct purchase website and other internet activity, which have become the Company's highest margin distribution channel. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with other firms offering similar products, but has not generated sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding more of its available inventory to the website.

       The Company believes that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, drawing against its available line of credit ($70,000 available at December 31, 2007), seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr.
Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least October 31, 2009.


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

       Over the past several years, the cost of the Company's inventory has ranged from its present level of approximately $6.4 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes, to roughly $7.2 million. Management has no current intention of changing significantly the composition of its inventory but may supplement its base with such opportunities as the revenue-sharing arrangement with Mr. Axelrod.

       Deferred tax assets and income taxes. The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets exceeds an amount considered by management as more likely than not to be utilized as a result of any gain on the Company's effective tax planning strategies, as defined in Financial Accounting Standards Board (FASB) Statement No. 109, consisting of the possible sale of appreciated document inventory, particularly if partially sold in bulk, and/or real estate, that would produce gains that may be realized as needed to protect the Company's loss carryforwards. The potential gain and related tax effect is estimated based on management's perception of current market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly.

       Effective with the quarter ended December 31, 2008, we were required to apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Based on our analysis of our tax provisions, deferred tax assets and the related valuation allowance, we determined that there was no impact to our financial statements upon initial adoption of the provisions of FIN 48, including with respect to our opening deficit or related disclosures.

       Recently issued accounting pronouncements. In December 2007, the FASB issued Statement of Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements. It requires that a noncontrolling (minority) interest in a subsidiary or variable interest entity should be reported as equity in the consolidated financial statements. SFAS 160 will not likely have any effect on the Company's consolidated financial statements since we are not presently contemplating investing in, establishing or acquiring a subsidiary or a variable interest entity with a noncontrolling interest. SFAS 160 will be effective, if applicable, for the Company's fiscal year beginning October 1, 2009.

       In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces SFAS 141, Business Combinations. We have not yet evaluated SFAS 141R for the impact, if any, that SFAS 141R might have on our financial statements, in the event we make any business combination or other covered acquisitions after its effective date, which will be September 30, 2009, for us, and which transaction is not presently contemplated.

       In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS 157 and 159 was scheduled to become effective for us for fiscal year 2009, and interim periods within those fiscal years; however, the effective date for SFAS 157 has been delayed one year to the extent not already adopted, which we have not. We are currently evaluating the requirements of SFAS 157 and 159, and have not yet determined the likely, if any, impact on our future financial statements upon adoption.



       Results of Operations
       ---------------------

       Revenues decreased 22% comparing the three month period ended December 31, 2007 to December 31, 2006. Revenues generated from our eBay internet site decreased 41% comparing the first quarter periods to 17% of total revenues in the first quarter of 2008 from 22% of total revenues for the first quarter of 2007. The Company's web site revenues decreased 19% comparing the two quarter periods. A large part of this decrease was due to a single large sale in the first quarter of 2007. The sale comprised 17% of total revenues for that quarter.

       In October 2006, the Company entered into a revenue-sharing arrangement with our principal officer/shareholder, Mr. Todd Axelrod, whereby the Company physically safeguards, catalogs, and markets certain historical documents, that Mr. Axelrod owns personally, for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third-party buyer less Mr. Axelrod's cost of acquiring the item). The Company independently verifies the cost of any item sold pursuant to this arrangement. The Company believes this fee arrangement is considerably more favorable to the Company than could be obtained from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. Included in revenues for the three month periods ended December 31, 2007 and 2006, are fees of $5,373 and $42,683, respectively, associated with this arrangement. The fees for the first quarter of fiscal 2007, included the large sale previously mentioned.

       Cost of documents sold increased slightly overall to 8.9% of total revenues for the quarter ended December 31, 2007 compared to 8.2% of total revenues for the previous year quarter period.

       Total operating expenses increased 21% for the three month period ended December 31, 2007 compared to the previous year period. Total selling, general and administrative expenses increased 22% comparing the two quarter periods. The majority of the increase resulted from the increase in salary expense. Comparing the two quarters, salary and related tax expense increased 38%. In addition, as an employment inducement, options were granted in April 2007 to acquire 50,000 shares of the Company's common stock. The financial statements for the three months ended December 31, 2007 includes share-based compensation expense of approximately $9,000 associated with these options not included in the prior year. The Company also increased its internet advertising during the first quarter of fiscal 2008 which resulted in a 14% increase comparing the periods.

       Also included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental income realized are included net in other income and expense ($25,112 for the period ended December 31, 2007 as compared to $27,683 for period ended December 31, 2006).





Item 3.		Controls and Procedures.
                -----------------------

       Based on their evaluation, as of December 31, 2007, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.









                          Part 2 - Other Information

Item 1-5,	None.



Item 6.		Exhibits and Reports on Form 8-K.
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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   February 14, 2008        /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   February 14, 2008        /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer