Form 10QSB
period 2008-03-31
GALLERY OF HISTORY INC
filed 2008-05-14
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


((Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 2008


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   The registrant had
5,625,984 shares of Common Stock, par value $.0005 outstanding as of May 1, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]


                   Part 1  -  FINANCIAL INFORMATION

             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________
                                              MARCH 31,   SEPTEMBER 30,
                                                2008           2007
                                            (Unaudited)
                                             ---------      -----------
               ASSETS
Cash                                        $     2,716     $     1,517
Inventory of documents                        6,399,608       6,423,831
Deferred tax assets                           1,339,842       1,339,842
Property and equipment, net                   1,019,460       1,047,455
Other assets                                     90,631          61,394
                                             ----------      ----------
TOTAL ASSETS                                $ 8,852,257     $ 8,874,039
                                             ==========      ==========


            LIABILITIES AND
         STOCKHOLDERS' EQUITY

Accounts payable                            $    26,570     $    39,339
Notes payable:
  Majority stockholder                        2,112,636       1,895,226
  Other                                       1,160,718       1,168,781
Preferred stock dividend payable,
  majority stockholder                          198,310         147,620
Other liabilities                                81,790          79,374
                                             ----------      ----------
TOTAL LIABILITIES                             3,580,024       3,330,340
                                             ----------      ----------

Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                        5,968           5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,715,016 shares issued (liquidation value,
  $3,430,032, including cumulative unpaid
  dividends in arrears of $198,310)                 808             808
Additional paid-in capital                   14,325,911      14,291,362
Deficit                                      (6,051,783)     (5,745,768)
Common stock in treasury,
  6,309,324 shares, at cost                  (3,008,671)     (3,008,671)
                                             ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                    5,272,233       5,543,699
                                             ----------      ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $ 8,852,257     $ 8,874,039
                                             ==========      ==========


See the accompanying notes to consolidated financial statements.
____________________________________________________________________________




              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                   MARCH 31,                MARCH 30,
                               2008        2007          2008        2007
                             --------    --------     ---------   ---------


REVENUES                    $  96,367   $ 185,068    $  274,783  $  415,259

COST OF REVENUES                8,225      17,411        24,188      36,373
                             --------    --------     ---------   ---------
GROSS PROFIT                   88,142     167,657       250,595     378,886
                             --------    --------     ---------   ---------

OPERATING EXPENSES:
 Selling, general and
  administrative              220,679     204,977       453,747     395,417
 Depreciation                   8,896      10,216        18,148      20,123
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      229,575     215,193       471,895     415,540
                             --------    --------     ---------   ---------

OPERATING LOSS               (141,433)    (47,536)     (221,300)    (36,654)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (23,149)    (19,666)      (45,805)    (39,364)
   Other                      (23,295)    (26,525)      (46,634)    (53,813)
 Rental income, net of
   related expenses            26,806      19,927        51,919      47,610
 Other                             (5)       --           6,495          19
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (19,643)    (26,264)      (34,025)    (45,548)
                             --------    --------     ---------   ---------

NET LOSS                     (161,076)    (73,800)     (255,325)    (82,202)

Preferred stock dividend      (50,690)       --         (50,690)       --
                             --------    --------     ---------   ---------
NET LOSS APPLICABLE TO
  COMMON SHARES             $(211,766)  $ (73,800)   $ (306,015) $  (82,202)
                             ========    ========     =========   =========


BASIC LOSS PER SHARE:           $(.04)      $(.01)        $(.05)      $(.01)
                                 ====        ====          ====        ====
WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,625,984   5,625,984     5,625,984   5,625,984
                             ========    ========     =========   =========


See the accompanying notes to consolidated financial statements.
____________________________________________________________________________




                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
____________________________________________________________________________

                                                SIX MONTHS ENDED MARCH 31,
                                                   2008           2007
                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(255,325)      $ (82,202)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                  25,045          33,860
    Contributed services of majority shareholder  16,506          16,506
    Stock-based compensation                      18,042            --
    Increase in operating (assets) liabilities:
      Inventory of documents                      24,223          52,837
      Other assets                               (29,237)        (36,266)
      Accounts payable                           (12,769)          7,669
      Other liabilities                            2,416         (18,632)
                                                --------        --------
Net cash used in operating activities           (211,099)        (26,228)
                                                --------        --------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                           (3,550)        (10,872)
  Proceeds from sale of property and equipment     6,500            --
                                                --------        --------
Net cash provided by (used in) investing
  activities                                       2,950         (10,872)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                         219,985          91,974
    Other                                        124,000         130,000
  Repayments of borrowings:
    Majority stockholder                          (2,574)        (16,440)
    Other                                       (132,063)       (163,993)
                                                --------        --------
Net cash provided by financing activities        209,348          41,541
                                                --------        --------

NET INCREASE IN CASH                               1,199          4,441
CASH, BEGINNING OF PERIOD                          1,517           1,738
                                                --------        --------
CASH, END OF PERIOD                            $   2,716       $   6,179
                                                ========        ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Dividend accrued on preferred stock          $  50,690       $  48,475
                                                ========        ========


See the accompanying notes to consolidated financial statements.
____________________________________________________________________________


                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________

Basis of Presentation
---------------------
       The consolidated financial statements as of March 31, 2008, and for the three month periods ended March 31, 2008 and 2007, included herein have been prepared by management of Gallery of History, Inc. and subsidiaries (collectively, the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission applicable to interim financial information. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring items, necessary for a fair presentation of the results for the interim periods have been made. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2007 Annual Report on Form 10-KSB, from which the September 30, 2007, balance sheet information is derived.

Preferred Stock
---------------
       The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to common stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of March 31, 2008 and 2007, a total of 1,715,016 and 1,664,700 shares of Common Stock were issuable upon conversion of the Preferred Stock.

Revenue-sharing Arrangement
---------------------------
       Since fiscal 2007, the Company's principal officer and majority shareholder, Mr. Todd Axelrod, has purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the three and six month periods ended March 31, 2008, 4 and 16 documents were sold for $806 and $7,902, and the Company's revenue share was $628 and $6,000, respectively. During the three and six month periods ended March 31, 2007, 12 and 17 documents were sold for $8,901 and $70,289 and the Company's revenue share was $7,998 and $49,155, respectively.

Stock-based compensation
------------------------
       As an employment inducement, the Company's vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. The financial statement for the three and six month periods ended March 31, 2008 include share-based compensation expense of approximately $9,000 and $18,000 associated with these options. The outstanding options were not given effect in a computation of diluted loss per share for the period since to do so would have been anti-dilutive.

Contributed Services
--------------------
       The Company's president and majority shareholder does not receive a salary. Accordingly, the estimated value of his part-time services (at a rate of approximately $30,000 per year) is recorded as expense and additional paid-in capital.

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

       Effective with the quarter ended December 31, 2008, the Company was required to apply Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
(FIN 48). Based on its analysis of the Company's tax provisions, deferred tax assets and the related valuation allowance, management determined that there was no impact to the Company's financial statements during the period of initial adoption of the provisions of FIN 48. including with respect to its opening deficit or related disclosures.







                  Part 1 - Item 2  Financial Information
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OR PLAN OF OPERATION

Forward Looking Statements
--------------------------
       This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," and similar expressions are intended to identify forward looking statements. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements of those of the Company's industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are the Company's ability to obtain additional capital, on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company; competition by entities which may have greater resources than the Company; the Company's ability to market and sell its inventory of historical documents; the Company's ability to correctly value its inventory of documents; and other factors included in the Company's filings with the Securities and Exchange Commission (the "SEC"). Copies of the Company's SEC filings are available from the SEC, on its website (www.sec.gov), or may be obtained upon request from the Company. The Company does not undertake any obligation to update the information contained herein, which speaks only as of the date of this filing.


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



Liquidity and Capital Resources
-------------------------------
       The net cash flow deficiency from operating activities increased significantly largely due to the increased net loss. In addition, the Company had increased its prepaid expenses while decreasing its account payable balance during the current six month period.
Contrary, the Company continues to benefit from a reduction in acquiring document inventory which has been replaced by the revenue-sharing arrangement previously described. The cash deficiency from operating activities was mainly funded from increased borrowings from the Company's principal officer/stockholder.

       The Company has a bank line of credit in the amount of $100,000 through August 2008. Loans under the line of credit are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of March 31, 2008, there was $2,000 available against this line of credit. The Company's term mortgage note was renewed in July 2007 in the amount of $1,087,251 and has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

       Prior to 2006, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod. The advance was due on demand but not prior to October 31, 2009, with monthly interest payable at 6%. Interest expense on the related party advance was $15,170 and $15,000 for the three months ended March 31, 2008 and 2007, respectively. Interest expense on this loan was $30,339 and $30,167 for the six months ended March 31, 2008 and 2007, respectively. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time. The funds borrowed have an interest rate of 3%. The principal balance of the funds borrowed in addition to the foregoing $1,000,000 totaled $1,112,636 and $658,090 as of March 31, 2008 and 2007, respectively. Interest expense on these related party borrowings was $7,979 and $4,666 for the three months and $15,465 and $9,197 for the six months ended December 31, 2008 and 2007, respectively. The funds were used to supplement cash flows from operating activities. On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of debt to its principal officer/stockholder into 1,615,861 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to common stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of March 31, 2008 and 2007, a total of 1,715,016 and 1,664,700 shares of Common Stock were issuable upon conversion of the Preferred Stock.

       The Company's internet sales and direct purchase website have become the Company's principal and highest margin distribution channel. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with other firms offering similar products, but has not generated sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding more of its available inventory to the website.

       The Company believes that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, drawing against its available line of credit, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least October 31, 2009.


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


       Recently issued accounting pronouncements. In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No 133". SFAS 161 expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", regarding derivative instruments and hedging activities. SFAS 161 will be effective for the Company's fiscal year beginning October 1, 2008. As SFAS 161 relates specifically to disclosures regarding matters that the Company is typically not involved in, SFAS 161 will likely have no impact on the Company's future financial condition, results of operations or cash flows.

       In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements". It requires that a noncontrolling (minority) interest in a subsidiary, including a variable interest entity, should be reported as equity in the consolidated financial statements. SFAS 160 will not likely have any effect on the Company's consolidated financial statements since we are not presently contemplating investing in, establishing or acquiring a subsidiary with a noncontrolling interest. SFAS 160 will be effective, if applicable, for the Company's fiscal year beginning October 1, 2009.

       In December 2007, the FASB issued SFAS 141R, "Business Combinations", which replaces SFAS 141, "Business Combinations". We have not yet evaluated SFAS 141R for the impact, if any, that SFAS 141R might have on our future financial statements in the event we make any business combination or other covered acquisitions after its effective date, which for us will be September 30, 2009. No such transactions are presently contemplated.

       In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements in the financial statements, if any. In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115", which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS 157 and 159 was scheduled to become effective for us for fiscal year 2009, and interim periods within those fiscal years; however, the effective date for SFAS 157 has been delayed one year with respect to nonfinancial assets and liabilities carried at fair value, if any, to the extent not already adopted, which we have not. We are not currently carrying any assets or liabilities at fair value. Therefore, the requirements of SFAS 157 will not apply to our financial statements unless we elect to do so under SFAS 159, which election is presently not expected. Accordingly, there is no likely impact on our future financial statements expected of either of these two standards.





Results of Operations
---------------------
       Revenues decreased 48% comparing the quarter periods and 34% comparing the fiscal year-to-date periods ended March 31, 2008 to March 31, 2007. Revenues generated from the Company's internet site decreased 50% for the quarter period and 34% for the six month period. Revenues generated from our eBay site decreased 11% comparing the quarter periods and 31% comparing the six month periods. The decrease in revenues is primarily due to a general decrease in discretionary spending and to the economic slowdown in general.

       In October 2006, the Company entered into a revenue-sharing arrangement with our principal officer/stockholder, whereby the Company physically safeguards, catalogs, and markets certain historical documents, that Mr. Axelrod owns personally, for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third-party buyer less Mr. Axelrod's cost of acquiring the item). The Company independently verifies the cost of any item sold pursuant to this arrangement. The Company believes this fee arrangement is considerably more favorable to the Company than could be obtained from an independent third party. The Company receives the same guarantee as our principal officer/stockholder would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified our principal officer/stockholder's cost of the consigned inventory. Included in revenues for the three month periods ended March 31, 2008 and 2007, are fees of $627 and $7,998, respectively, associated with this arrangement. For the six month period, the Company realized $6,000 for 2008 and $50,681 for 2007. The fees for the first quarter of fiscal 2007, included a particular large sale.

       Cost of documents sold decreased slightly comparing the quarter periods to 8.5% of net revenues for the quarter ended March 31, 2008 from 9.4% of net revenues for the previous year quarter. Cost of documents sold remained the same comparing the two six month periods at 8.8% of net revenues.

       Total operating expenses increased 7% for the three month period ended March 31, 2008 compared to the previous year period and they increased 14% comparing the six month periods. Total selling, general and administrative expenses increased 8% comparing the two quarter periods and 15% comparing the six month periods. The majority of the increase resulted from the increase in salary expense. Comparing the two quarters, salary and related tax expense and benefits increased 38%. Comparing the six month periods, these expenses also increased 38%. The increase is the result of the hiring of our current Vice President of Sales and as an employment inducement, he was granted options in April 2007 to acquire 50,000 shares of the Company's common stock. The financial statements for fiscal 2008 includes share-based compensation expense of approximately $18,000 associated with these options not included in the prior year.

       Also included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building.
This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental income realized are included net in other income and expense ($51,919 for the six month period ended March 31, 2008, as compared to $47,610 for six month period ended March 31, 2007).











Item 3.		Controls and Procedures.
                -----------------------

                Based on their evaluation, as of March 31, 2008, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.









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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   May 14, 2008             /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   May 14, 2008             /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)