Form 10QSB
period 2008-06-30
GALLERY OF HISTORY INC
filed 2008-08-14
CIK 763730

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


((Mark one)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended   June 30, 2008
                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________ to ____________

Commission file number   0-13757
                         -------


                           GALLERY OF HISTORY, INC.
        (Name of small business issuer as specified in its charter)


              Nevada                                           88-0176525
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


            3601 West Sahara Avenue, Las Vegas, Nevada  89102-5822
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


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The registrant had 6,425,984 shares of Common Stock, par value $.0005 outstanding as of August 1, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]



                     Part 1  -  FINANCIAL INFORMATION

              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                      CONSOLIDATED  BALANCE  SHEETS
________________________________________________________________________

                                              JUNE 30,     SEPTEMBER 30,
                                                2008           2007
                                            (Unaudited)
                                             ---------      -----------
               ASSETS
Cash                                        $    10,660     $     1,517
Inventory of documents                        6,390,614       6,423,831
Deferred tax assets                           1,339,842       1,339,842
Property and equipment, net                   1,005,784       1,047,455
Other assets                                     70,130          61,394
                                             ----------     -----------
TOTAL ASSETS                                $ 8,817,030     $ 8,874,039
                                             ==========      ==========



            LIABILITIES AND
         STOCKHOLDERS' EQUITY

Accounts payable                            $    20,884     $    39,339
Notes payable:
  Majority stockholder                        1,232,752       1,895,226
  Other                                       1,102,038       1,168,781
Preferred stock dividend payable,
  majority stockholder                          198,310         147,620
Other liabilities                                89,827          79,374
                                             ----------     -----------
TOTAL LIABILITIES                             2,643,811       3,330,340
                                             ----------     -----------

Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                        5,968           5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation value,
  $3,430,032, including cumulative unpaid
  dividends in arrears of $198,310
  and $97,679)                                      808             808
Additional paid-in capital                   14,961,585      14,291,362
Deficit                                      (6,168,071)     (5,745,768)
Common stock in treasury,
  5,509,324 and 6,309,324 shares, at cost    (2,627,071)     (3,008,671)
                                             ----------     -----------
TOTAL STOCKHOLDERS' EQUITY                    6,173,219       5,543,699
                                             ----------     -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                      $ 8,817,030     $ 8,874,039
                                             ==========      ==========

See the accompanying notes to consolidated financial statements.
___________________________________________________________________________


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
___________________________________________________________________________

                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                   JUNE 30,                  JUNE 30,
                               2008        2007          2008        2007
                             --------    --------     ---------   ---------

REVENUES                    $ 143,505   $ 105,686    $  418,289  $  520,945

COST OF REVENUES                9,655       6,695        33,843      43,068
                             --------    --------     ---------   ---------
GROSS PROFIT                  133,850      98,991       384,446     477,877
                             --------    --------     ---------   ---------
OPERATING EXPENSES:
 Selling, general and
  administrative              218,942     193,289       672,689     588,705
 Depreciation                   8,457      10,033        26,605      30,156
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      227,399     203,322       699,294     618,861
                             --------    --------     ---------   ---------

OPERATING LOSS                (93,549)   (104,331)     (314,848)   (140,984)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (18,938)    (20,813)      (64,742)    (60,177)
   Other                      (23,459)    (26,642)      (70,094)    (80,455)
 Rental income, net of
   related expenses            19,658      34,316        71,576      81,926
 Other                           --          --           6,495          19
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (22,739)    (13,139)      (56,765)    (58,687)
                             --------    --------     ---------   ---------

NET LOSS                     (116,288)   (117,470)     (371,613)   (199,671)

Preferred stock dividend         --          --         (50,690)    (49,203)
                             --------    --------     ---------   ---------
NET LOSS APPLICABLE TO
  COMMON SHARES             $(116,288)  $(117,470)   $ (422,303) $ (248,874)
                             ========    ========     =========   =========


BASIC LOSS PER SHARE:           $(.02)      $(.02)        $(.07)      $(.04)
                                 ====        ====          ====        ====


WEIGHTED AVERAGE SHARES
 OUTSTANDING                5,793,017   5,625,984     5,681,458   5,625,984
                            =========   =========     =========   =========


See the accompanying notes to consolidated financial statements.
___________________________________________________________________________


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
___________________________________________________________________________

                                               NINE MONTHS ENDED JUNE 30,
                                                   2008           2007
                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(371,613)      $(199,671)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                  40,199          50,761
    Contributed services of majority shareholder  24,759          24,759
    Stock-based compensation                      27,064           6,014
    Increase in operating (assets) liabilities:
      Inventory of documents                      33,217          60,423
      Other assets                                (8,736)        (13,520)
      Accounts payable                           (18,455)        (57,473)
      Other liabilities                           10,453         (16,692)
                                                --------        --------
Net cash used in operating activities           (263,112)       (145,399)
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                           (5,028)        (12,108)
  Proceeds from sale of property and equipment     6,500            --
                                                --------        --------
Net cash provided by (used in) investing
  activities                                       1,472         (12,108)
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                         355,985         222,869
    Other                                        171,000         214,000
  Repayments of borrowings:
    Majority stockholder                         (18,459)        (19,032)
    Other                                       (237,743)       (261,050)
                                                --------        --------
Net cash provided by financing activities        270,783         156,787
                                                --------        --------

NET INCREASE (DECREASE) IN CASH                    9,143            (720)

CASH, BEGINNING OF PERIOD                          1,517           1,738
                                                --------        --------
CASH, END OF PERIOD                            $  10,660       $   1,018
                                                ========        ========




SUPPLEMENTAL CASH FLOW INFORMATION:
  Dividend accrued on preferred stock          $   50,690      $  49,203
  Majority stockholder debt converted to stock $1,000,000


See the accompanying notes to consolidated financial statements.
___________________________________________________________________________


                   GALLERY OF HISTORY, INC.  and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
___________________________________________________________________________

Basis of Presentation
---------------------
       The consolidated financial statements as of June 30, 2008, and for the three month periods ended June 30, 2008 and 2007, included herein have been prepared by management of Gallery of History, Inc. and subsidiaries (collectively, the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2007 Annual Report on Form 10-KSB, from which the September 30, 2007, balance sheet information is derived.

Related Party Debt Conversion
-----------------------------
       Prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd M. Axelrod. The advance was due on demand but not prior to October 31, 2009, with monthly interest payable at 6%. Interest expense on the related party advance was $10,002 and $15,333 for the three months ended June 30, 2008 and 2007, respectively. Interest expense on this loan was $40,341 and $45,500 for the nine months ended June 30, 2008 and 2007, respectively. On June 11, 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,232,752 and $786,393 as of June 30, 2008 and 2007, respectively. Interest expense on these related party borrowings was $8,936 and $5,480 for the three months and $24,401 and $14,677 for the nine months ended June 30, 2008 and 2007, respectively. The borrowed funds were used to supplement cash flows from operating activities.

Revenue-sharing Arrangement
---------------------------
       Since fiscal 2007, the Company's principal officer and majority shareholder, Mr. Todd Axelrod, has purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the three and nine month periods ended June 30, 2008, 18 and 34 documents were sold for $1,416 and $9,319, and the Company's revenue share was $1,095 and $7,096, respectively. During the three and nine month periods ended June 30, 2007, 9 and 26 documents were sold for $33,898 and $106,131 and the Company's revenue share was $22,832 and $73,512, respectively.

Stock-based compensation
------------------------
       As an employment inducement, the Company's vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. The financial statement for the three and nine month periods ended June 30, 2008 include share-based compensation expense of approximately $9,000 and $18,000 associated with these options. The outstanding options were not given effect in a computation of diluted results per share for the period since to do so would have been anti-dilutive due to losses.

Contributed Services
--------------------
       The Company's president and majority shareholder does not receive a salary. Accordingly, the estimated value of his part-time services (at a rate of approximately $30,000 per year) is recorded as expense and additional paid-in capital.

Income Taxes
------------
       The Company maintains a valuation allowance against deferred tax assets (primarily associated with net tax loss carryforwards), to the extent that such tax assets are considered by management as not more likely than not to be realized, after consideration of its tax planning strategies. The assessment of such valuation allowance is the reason for the variation in the customary relationship between income tax benefit and the pretax accounting loss.

       Effective with the quarter ended December 31, 2007, the Company was required to apply Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes
(FIN 48). Based on its analysis of the Company's tax provisions, deferred tax assets and the related valuation allowance, management determined that there was no impact to the Company's financial statements, loss carryovers, or the related valuation allowance as a result of adoption of the provisions of FIN 48, including with respect to its opening deficit.



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





       Liquidity and Capital Resources
       -------------------------------
       The net cash flow deficiency from operating activities continues to be a problem for the Company mainly because of the net losses incurred. The reduction in acquiring new inventory has offset the deficiency somewhat. The cash deficiency from operating activities was mainly funded from increased borrowings from the Company's principal officer/stockholder, while we continue to decrease borrowing from outside sources.

       The Company has a bank line of credit in the amount of $100,000 through August 2008, which the Company anticipates to renew for another year, of which no assurance can be given. Loans under the line of credit are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of June 30, 2008, there was $55,000 available against this line of credit. The Company's term mortgage note was renewed in July 2007 in the amount of $1,087,251 and has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

       As discussed in the notes to the financial statements, prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd Axelrod, which was converted into 800,000 shares of the company's common stock on June 11, 2008. The conversion rate of $1.25 represented a premium in relation to the closing price of the common stock on the date of the transaction.
The shares were issued out of treasury stock held by the Company.
The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,232,752 and $786,393 as of June 30, 2008 and 2007, respectively. The borrowed funds were used to supplement cash flows from operating activities.

       On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of debt to its principal officer/stockholder into 1,615,861 shares of Series A convertible preferred stock. The preferred stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to common stockholders. The preferred stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of preferred stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of common stock for a price other than the then conversion price of the preferred stock or in the event of issuance of certain other securities. As of June 30, 2008 and 2007, including accrued dividends, a total of 1,715,016 and 1,664,700 shares of common stock were issuable upon conversion of the preferred stock.

       The Company endeavors to improve its operating results by increasing its internet exposure. Its direct website has become the Company's principal distribution channel. Because of the size and diversity of its inventory, management believes the Company is well positioned to compete favorably with other firms offering similar products, but has not yet generated sufficient sales to make a profit. To generate sufficient sales, the Company may need (but has not committed) to lower prices in addition to adding more of its available inventory to the website. The Company also continues to offer discount promotions on its website with some success, while still maintaining its profit margin in excess of 90%.

       The Company believes that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, drawing against its available line of credit, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on his loans to the Company and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least October 31, 2009.



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

       Management believes that the Company's inventory of documents is generally appreciating in value. As a result, as stated earlier, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has (1) accumulated and maintains a supply of documents that is significantly greater than it intends or expects to market aggressively or even sell in a year and (2) has not committed to lowering prices as a long-term strategy to potentially generate increased sales to attain short-term profitability. Based on an aggregate historical cost (not number of documents), only about one-half of the Company's documents are listed and made available on one or more of the distribution channels or displayed for sale. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical for the Company to define its operating cycle and, as a result, the Company presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

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

       Deferred tax assets and income taxes. The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets exceeds an amount considered by management as more likely than not to be utilized as a result of any gain on the Company's effective tax planning strategies, as defined in Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, consisting of the possible sale of appreciated document inventory, particularly if partially sold in bulk, and/or real estate, that would produce gains that may be realized as needed to protect the Company's loss carryforwards. The potential gain and related tax effect is estimated based on management's perception of current market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly.

       Effective with the quarter ended December 31, 2007, we were required to apply FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Based on our analysis of our tax provisions, deferred tax assets and the related valuation allowance, we determined that there was no impact to our financial statements upon initial adoption of the provisions of FIN 48, including with respect to our opening deficit or related disclosures.

       Recently issued accounting pronouncements. In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No 133. SFAS 161 expands the disclosure requirements in SFAS 133, Accounting for Derivative Instruments and Hedging Activities, regarding derivative instruments and hedging activities. SFAS 161 will be effective for the Company's fiscal year beginning October 1, 2008. As SFAS 161 relates specifically to disclosures regarding matters that the Company is typically not involved in, SFAS 161 will likely have no impact on the Company's future financial condition, results of operations or cash flows.

       In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. It requires that a noncontrolling (minority) interest in a subsidiary, including a variable interest entity, should be reported as equity in the consolidated financial statements. Although technically effective for the Company's fiscal year beginning October 1, 2009, SFAS 160 will not likely have any effect on the Company's consolidated financial statements since we are not presently contemplating investing in, establishing or acquiring a subsidiary with a noncontrolling interest.

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

       In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements in the financial statements, if any. In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS 157 and 159 was scheduled to become effective for us for fiscal year 2009, and interim periods within those fiscal years; however, the effective date for SFAS 157 was delayed one year with respect to nonfinancial assets and liabilities carried at fair value, if any, to the extent not already adopted, which we have not. We are not currently carrying any assets or liabilities at fair value. Therefore, the requirements of SFAS 157 will not apply to our financial statements unless we elect to do so under SFAS 159, which election is presently not expected. Accordingly, there is no likely impact on our future financial statements expected of either of these two standards.




       Results of Operations
       ---------------------
       Revenues increased 36% comparing the quarter period ended June 30, 2008 to the quarter period ended June 30, 2007. However, revenues are still down 20% comparing the year-to-date periods ended June 30, 2008 to June 30, 2007. Revenues generated from the Company's internet website increased 61% comparing the quarter periods and are down 15% comparing the nine month periods. Revenues generated from our eBay site improved by 83% comparing the year over year quarter periods and decreased 15% comparing the nine month periods. The increases in the current quarter period can be attributed to the discounting policy in effect. The overall decrease in revenues in the year to date amounts would be largely due to the general decrease in discretionary spending and to the economic slowdown.

       Included in revenues is the 80% of gross profit from the sales generated through the revenue-sharing arrangement the Company has with Mr. Axelrod, as explained earlier. For the three month periods ended June 30, 2008 and 2007, are fees of $1,095 and $22,832, respectively, associated with this arrangement. For the nine month period, the fees were $7,096 for 2008 and $73,512 for 2007. The increase in the fees for fiscal 2007 included a large sale in the first and third quarters.

       Cost of documents sold increased slightly comparing the quarter periods to 6.7% of net revenues for the quarter ended June 30, 2008 from 6.3% of net revenues for the quarter ended June 30, 2007. Cost of documents sold decreased slightly comparing the nine month periods from 8% of net revenues for year to date 2008 from 8.3% of net revenues for 2007.

       Total operating expenses continue to increase mainly from the additional salary expenses realized over the prior period. Operating expenses increased 12% for the three month period ended June 30, 2008 compared to the previous year period and they increased 13% comparing the nine month periods. Because of additional salaries realized in the current period, the expense increased 48% comparing the nine month period ended June 2008 compared to June 2007. In addition to the salary, the Company had granted 50,000 options to purchase the Company's common stock as an employment inducement on April 16, 2007. The current fiscal year's salary expense included approximately $27,000 associated with these options. The Company also realized a legal fee settlement in the previous fiscal year that resulted in a decrease of approximately $49,000 in the previous year's professional fees.

       Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental income realized are included net in other income and expense ($71,576 for the nine month period ended June 30, 2008, as compared to $81,926 for nine month period ended June 30, 2007).

















Item 3.		Controls and Procedures.
                -----------------------
                Based on their evaluation, as of June 30, 2008, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.











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






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   August 14, 2008          /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   August 14, 2008          /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)