Form 10-K
period 2008-09-30
GALLERY OF HISTORY INC
filed 2008-12-23
CIK 763730

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                   FORM 10-K


(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934                  For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934         For the transition period from       to      .




Commission file number   0-13757



                            GALLERY OF HISTORY, INC.
              (Exact name of registrant as specified in its charter)



           Nevada                                              88-0176525
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)


3601 West Sahara Avenue, Las Vegas, Nevada                      89102-5822
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number: (702) 364-1000



Securities registered under Section 12(b) of the Act:     None



               Securities registered under Section 12(g) of the Act:
                     Common Stock, par value $.0005 per share
                                  (Title of class)



Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                    [ ] Yes   [x] No


Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act.          [ ] Yes   [x] No


Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of the Exchange Act from their obligations under those Sections.


Indicate by check mark whether the registrant (1) filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            [x] Yes   [ ] No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
             Large accelerated filer [ ]      Accelerated filer [ ]
             Non-accelerated filer   [ ]      Smaller reporting company [x]
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of the Exchange Act).                           [ ]Yes    [x] No


As of March 31, 2008, assuming a price of $1.09 per share, the closing sale price on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Capital Market, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,291,326.


As of December 1, 2008, the number of outstanding shares of the registrant's common stock was 6,425,984.



                      DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference to Item 15(b)-"Exhibits and Financial Statement Schedules": Form 10-QSB for the fiscal quarter ended June 30, 2005; and Form 10-KSB for the fiscal year ended September 30, 2004.












                                  TABLE OF CONTENTS


PART I                                                                     2

 Item 1.     Business                                                      2
 Item 2.     Properties                                                    4
 Item 3.     Legal Proceedings                                             4
 Item 4.     Submission of Matters to a Vote of Security Holders           4



PART II

 Item 5.     Market for Common Equity, Related Stockholder Matters
               and Issuer Purchases of Equity Securities                   6
 Item 6.     Selected Financial Data                                       7
 Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7
 Item 8.     Financial Statements and Supplementary Data                  13
             Report of Independent Registered Public Accounting Firm      13
             Consolidated Balance Sheets - September 30, 2008 and 2007    14
             Consolidated Statements of Operations for the years ended
               September 30, 2008 and 2007                                15
             Consolidated Statements of Stockholders' Equity for the
               years ended September 30, 2008 and 2007                    16
             Consolidated Statements of Cash Flows for the years
               ended September 30, 2008 and 2007                          17
             Notes to Consolidated Financial Statements                   18
 Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                   24
 Item 9A.    Controls and Procedures                                      24
 Item 9B.    Other Information                                            25


PART III

 Item 10.    Directors, Executive Officers and Corporate Governance       25
 Item 11.    Executive Compensation                                       27
 Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                 28
 Item 13.    Certain Relationships and Related Transactions and
               Director Independence                                      29
 Item 14.    Principal Accountant Fees and Services                       30


PART IV

 Item 15.    Exhibits and Financial Statement Schedules                   31











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

      The Company also sells a book entitled "The Handbook of Historical Documents - A Guide to Owning History" authored by Todd M. Axelrod, the Company's President, Chairman of the Board, and majority shareholder.


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


Competition
-----------
      There are a great number of dealers of historical documents, of which many are only part-time operators. The Company competes primarily with art galleries, antique stores and sellers of other collectible items, as well as dealers in historical documents.

      In the past several years, many autograph dealers have closed their retail gallery operations and are attempting to sell their inventories through auctions and the internet. Since closing the Company's retail galleries several years ago, the majority of the Company's sales have been through its websites and channels such as Ebay.

      When acquiring documents, the Company competes with persons who acquire documents for resale, as well as private collectors. The principal sources for documents are auctions held in the United States and abroad, private collectors, dealers in historical documents, estate sales, and the recipients of documents and/or their families.

      In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's approximate 181,000 document inventory may be positively affected. To the extent the Company is successful in attracting consignments, it may be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the "hammer" or selling price.

      There is no assurance that the Company will be able to realize profit margins for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.


Seasonal Business
-----------------
      The Company's business, which is currently focused on sales through the internet, is not seasonal.


Employees
---------
      As of December 1, 2008, the Company had seven full-time and one part-time employee, in addition to its two executive officers.


Item 2. Properties
        ----------
      The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 18,503 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2008, 7,603 square feet was being leased to four tenants for an aggregate monthly rental of $11,830 under leases expiring at varying times from December 31, 2008 though October 31, 2012. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see Note 5 to Consolidated Financial Statements.



Item 3. Legal Proceedings
        -----------------
      We are currently not aware of any legal proceedings which we are a party to.



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
      On September 26, 2008, the Company held its annual meeting of stockholders for the following purposes: (1) to elect five Directors to serve until the next annual meeting of shareholders; and (2) to ratify the appointment of Piercy Bowler Taylor & Kern, Certified Public Accountants, as the Company's independent registered public accounting firm, for the fiscal year ending September 30, 2008.

      At the Meeting the following Directors were elected:
                                         VOTES CAST FOR             WITHHELD
    NOMINESS                                 ELECTION              AUTHORITY
Todd M. Axelrod                             6,273,255                56,525
Rod Lynam                                   6,272,792                56,988
Michael Rosenman                            6,273,255                56,525
Roger Schneier                              6,273,255                56,525
Peter Kuhr                                  6,273,255                56,525

      With respect to the ratification of the appointment of Piercy Bowler Taylor & Kern, Certified Public Accountants, as the Company's independent registered accounting firm, 6,273,251 shares were in favor, 56,525 shares were voted against, and there were 4 abstentions and no broker non-votes.



                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
           -------------------------------------------------------------------
      The Company's Common Stock, par value $.0005, is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ")
Capital Market under the symbol HIST. According to the records of our transfer agent and Broadridge shareholder position listing, as of October 2, 2008, there were approximately 309 holders of record of the Company's Common Stock. The following table sets forth the high and low sale price for the Company's
Common Stock for the periods indicated as reported on NASDAQ.
                                                   Low Sale     High Sale
      Fiscal 2007                                    Price         Price
      -----------                                    -----         -----
       October 1, 2006 - December 31, 2006          $1.40         $2.16
       January 1, 2007 - March 31, 2007              1.57          2.38
       April 1, 2007 - June 30, 2007                 1.83          2.45
       July 1, 2007 - September 30, 2007             1.21          1.96

      Fiscal 2008
      -----------
       October 1, 2007 - December 31, 2007          $1.00         $1.70
       January 1, 2008 - March 31, 2008              1.00          1.50
       April 1, 2008 - June 30, 2008                 1.00          1.20
       July 1, 2008 - September 30, 2008              .95          1.33

      Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings, if any, for its internal cash flow use and possible repurchase of its own common stock.

EQUITY COMPENSATION PLAN INFORMATION
      The following table sets forth information as of September 30, 2008, with respect to our compensation plans under which our equity securities are authorized for issuance. Apart from the information provided below with respect to the grant of options to one person as an employment inducement, the Company does not have any option or other equity compensation plans.
                                                                Number of
                             Number of                          securities
                             securities                         remaining for
                             to be issued     Weighted-avg.     future issuance
                             upon exercise    exercise price    uder equity
                             of outstanding   of outstanding    compensation
                             options,         options,          plans
                             warrants and     warrants and      (excluding
                             rights           rights            securities
                                                                reflected in
                                                                column (a))
                             --------------   --------------    -------------
Plan Category:                  (a)             (b)                 (c)
Equity compensation plans
approved by stockholders .      -0-            $ --                 -0-
Equity compensation plans
not approved by stockholders  50,000(1)        $2.19                -0-
                             --------------   --------------    -------------
Total                         50,000           $2.19                -0-

(1) As an employment inducement, the Company's vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an estimated expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period.


Item 6. Selected Financial Data
        -----------------------
      Not Required


Item 7. Management's Discussion and Analysis or Plan of Operations
        ----------------------------------------------------------
Forward Looking Statements
--------------------------
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," and similar expressions are intended to identify forward looking statements. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements of those of the Company's industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are the Company's ability to obtain additional capital, on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company; competition by entities which may have greater resources than the Company; the Company's ability to market and sell its inventory of historical documents; the Company's ability to correctly value its inventory of documents; and other factors included in the Company's filings with the Securities and Exchange Commission (the "SEC"). Copies of the Company's SEC filings are available from the SEC or may be obtained upon request from the Company. The Company does not undertake any obligation to update the information contained herein, which speaks only as of this date.



Liquidity and Capital Resources
-------------------------------
      With the exception of the cost of documents that are sold and certain selling expenses, most of the Company's other costs and expenses are relatively fixed. While management believes that the Company's inventory of documents has substantially appreciated, the Company has been unable to produce sufficient volume of sales to the general public and has incurred significant operating losses for the past several years. As a result, the Company has been (and will likely continue to be) dependent upon debt financing, including loans from its majority stockholder, to satisfy its obligations when due.

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

      The Company has a bank line of credit in the amount of $100,000 through August 2009. Loans under the line of credit are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of September 30, 2008, there was $28,000 available against this line of credit. The Company's term mortgage note was renewed in July 2007 in the amount of $1,087,251 and has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

      Prior to 2007, the Company borrowed $1,000,000 from its majority stockholder/president, Todd M. Axelrod. The amount was due on demand but not earlier than October 31, 2009, with monthly interest payments payable at a rate of 6% per annum. Interest expense on the related party advance was $40,341 and $60,835 for fiscal years 2008 and 2007, respectively. On June 11, 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008. The Company has also borrowed other amounts, from Mr. Axelrod, from time to time during the fiscal years
2008 and 2007. The funds borrowed carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,310,226 and $895,226 as of September 30, 2008 and 2007, respectively. Interest expense on these related party borrowings was $34,243 and $21,066 during fiscal years 2008 and 2007, respectively. The funds were used to supplement cash flows from operating activities.

      The Company believes, although no assurance can be given, that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, drawing amounts when available, if any, under its existing line of credit facility, seeking additional borrowings or advances against its documents inventory, and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and interest payment, through at least October 31, 2010.

      Historically, cash flow deficiencies have been funded with borrowing from Mr. Axelrod. Management believes that the need for such borrowing should not diminish until profitability and cash flows from operations improve. To improve profitability and cash flows, sales will need to increase. To increase sales, especially under current and likely near-term future economic conditions, management may have to reevaluate its product pricing strategy and decrease the offering prices of its merchandise.

      To date, management has been reluctant to cut prices and, instead, to achieve its strategic objectives, continues to increase inventory available on the internet. With a market potential that is world-wide, and unlimited in terms of inventory exposure, the Company continues to employ this channel to improve revenue levels. Currently, our website had been materially enlarged to include approximately 56,225 document choices spread over an expanded list of categories and historical genres. Further, owing to the size and diversity of its inventory, management feels the Company is positioned to favorably compete with any firms offering similar products. Equally important is the fact that with no limitations, or added material costs for the development of this outlet, the Company could, in time, still significantly increase its available inventory to this outlet without negatively impacting the rarity of our documents, thus providing a global audience with a diversity of choice.
The Company also continues its investigation of productive links with other organizations, with the possibility of expanding its market through cooperative alliances with firms and/or institutions whose audiences are understood to possess potential as document buyers.

      The Company expects to make no material commitments for capital expenditures in the near term, as the Company is not currently contemplating additional expansion. Management is not aware of any trend in the Company's capital resources, which may have an impact on its income, revenue or income from continuing operations.



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

      Over the past several years, the cost of the Company's inventory as of its fiscal year end has ranged from its present level of approximately $6.4 million to roughly $7.2 million, which management believes is a sufficient supply of documents to provide for managing rarity and its other purposes. Management has no current intention of significantly changing the composition of its inventory and, as a result, the Company accounts for changes in the cost of documents owned as an adjustment to arrive at cash flows from operating activities.


Deferred tax assets and income taxes
------------------------------------
      The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets exceeds an amount considered by management as more likely than not to be utilized as a result of any gain on the Company's effective tax planning strategies, as defined in Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes", consisting of the possible sale of appreciated document inventory, particularly if partially sold in bulk, and/or real estate, that would produce gains that may be realized as needed to protect the Company's loss carryforwards. The potential gain and related tax effect is estimated based on management's perception of current market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly.

      Effective with the quarter ended December 31, 2007, we were required to apply FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). Based on our analysis of our tax provisions, deferred tax assets and the related valuation allowance, we determined that there was no impact to our financial statements upon initial adoption of the provisions of FIN 48, including with respect to our operating deficit or related disclosures.

Recently issued accounting pronouncements
-----------------------------------------
      In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 161, "Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No 133". SFAS 161 expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", regarding derivative instruments and hedging activities. SFAS 161 will be effective for the Company's fiscal year beginning October 1, 2008. As SFAS 161 relates specifically to disclosures regarding matters that the Company is typically not involved in, SFAS 161 will likely have no impact on the Company's future financial condition, results of operations or cash flows.

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




Results of Operations
---------------------

Fiscal 2008 Compared to Fiscal 2007
-----------------------------------
      Revenues were $519,800 in 2008, compared to $632,300 in 2007, an 18%
decrease. This decrease was attributed to internet competition and economics. Item sales counts were down 6% from 795 for fiscal 2008 from 850 item sold in fiscal 2007. The average sales price for fiscal 2008 was $654 per item, down 12% from fiscal 2007 average sales price of $744.

      In November 2006, the Company entered into a revenue-sharing arrangement with our majority stockholder/president, Mr. Todd M. Axelrod, whereby the Company physically safeguards, catalogs, and markets certain historical documents, that Mr. Axelrod owns personally, for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third-party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the 2008 fiscal year, 58 documents subject to the revenue-sharing arrangement were sold for $19,359 and the Company's revenue share was $14,758. This compares to 34 documents sold for $113,004 with the Company's share of $78,473 in fiscal 2007.

      Cost of revenues sold was $42,376 (8% of net revenues) in 2008, compared to $53,590 (8.5% of net revenues) in 2007, a 21% decrease. Excluding the effects of the revenue-sharing arrangement discussed in the previous paragraph, the Company's cost of revenues would have been 8.4% of net revenues for fiscal 2008 compared to 9.7% for fiscal 2007.

      Total operating expenses were $928,732 for fiscal 2008 compared to $884,174 for fiscal 2007, a 5% increase. The bulk of the increase is associated with the hiring of a sales professional in fiscal 2007. Salaries and related tax and benefits amounted to $509,609 for fiscal 2008, compared to $433,089 for fiscal 2007, an 18% increase. In addition to the salary, the Company had granted 50,000 options to purchase the Company's common stock as an employment inducement. The salary expense included $36,085 for fiscal
2008 compared to $15,035 for 2007, associated with these options. Depreciation expense decreased 13% in fiscal 2008 compared to 2007 largely resulting from assets becoming fully depreciated.


      Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental revenues realized are included net in other income and expense ($90,122 fiscal 2008 as compared to $102,254 for fiscal
2007).




Item 8. Financial Statements
        --------------------

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Gallery of History, Inc.:

We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants


Las Vegas, Nevada
December 23, 2008


GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND 2007
______________________________________________________________________

                                               2008         2007
                                               ----         ----
         ASSETS
         ------
Cash                                       $    9,576   $    1,517
Inventory of documents owned                6,382,828    6,423,831
Deferred tax assets                         1,339,842    1,339,842
Property and equipment, net                   990,610    1,047,455
Other assets                                   59,394       61,394
                                            ---------    ---------
                                           $8,782,250   $8,874,039
                                            =========    =========

       LIABILITIES
       -----------
Accounts payable                           $   29,168   $   39,339
Advances and notes payable:
  Majority shareholder                      1,310,226    1,895,226
  Other                                     1,123,236    1,168,781
Preferred stock dividend payable              249,760      147,620
Other liabilities and accruals                 80,842       79,374
                                            ---------    ---------
                                            2,793,232    3,330,340
                                            ---------    ---------

   STOCKHOLDERS' EQUITY
   --------------------
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                      5,968        5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation
  value at September 30, 2008 and
  September 30, 2007, $3,481,482 and
  $3,379,342 including cumulative
  unpaid dividends in arrears of
  $249,760 and $147,620 included
  among liabilities)                              808          808
Additional paid-in capital                 14,978,860   14,291,362
Deficit                                    (6,369,547)  (5,745,768)
Common stock in treasury,
  5,509,324 and 6,309,324 shares, at cost  (2,627,071)  (3,008,671)
                                            ---------    ---------
                                            5,989,018    5,543,699
                                            ---------    ---------
                                           $8,782,250   $8,874,039
                                            =========    =========

See notes to consolidated financial statements.
______________________________________________________________________





GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
______________________________________________________________________

                                               2008         2007
                                               ----         ----


REVENUES                                   $  519,824   $  632,293

COST OF REVENUES                               42,365       53,590
                                            ---------    ---------
GROSS PROFIT                                  477,459      578,703
                                            ---------    ---------
OPERATING EXPENSES
 Selling, general and administrative          893,648      844,073
 Depreciation                                  35,084       40,091
                                            ---------    ---------
                                              928,732      884,164
                                            ---------    ---------
OPERATING LOSS                               (451,273)    (305,461)
                                            ---------    ---------
OTHER INCOME (EXPENSE)
 Interest expense:
    Majority shareholder                      (74,584)     (81,902)
    Other                                     (92,398)    (105,122)
 Rental income, net                            90,122      102,254
 Other                                          6,495          168
                                            ----------    ---------
                                              (70,365)     (84,602)
                                            ---------    ---------

NET LOSS                                     (521,638)    (390,063)

Preferred stock dividend                     (102,141)     (99,144)
                                            ---------    ---------

NET LOSS APPLICABLE TO COMMON SHARES       $ (623,779)  $ (489,207)
                                            =========    =========


BASIC LOSS PER SHARE                            $(.11)       $(.09)
                                                 ====         ====
WEIGHTED AVERAGE SHARES OUTSTANDING         5,868,607    5,625,984
                                            =========    =========





See notes to consolidated financial statements.
________________________________________________________________



GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
_____________________________________________________________________________

                                Additional                Common
    Common Stock     Preferred    Paid-in                Stock in
    Shares   Par   Shares   Par   Capital    Deficit     Treasury     Total
   -------- -----  ------- ----  ---------  ---------   ---------    --------

BALANCES AT OCTOBER 1, 2006
   11935308 $5968  1615861 $808  $14243315 $(5256561)   $(3008671)   $5984859

Contributed services by
  Majority shareholders
       --     --      --    --       33012       --          --         33012

Stock based compensation
       --     --      --    --       15035       --          --         15035

Preferred dividend
       --     --      --    --        --       (99144)       --        (99144)

Net loss
       --     --      --    --        --      (390063)       --       (390063)
   --------  ----  -------  ---   --------   --------    --------     -------


BALANCES AT SEPTEMBER 30, 2007
   11935308 $5968  1615861 $808  $14291362  $(5745768)  $(3008671)   $5543699


Contributed services by
  Majority shareholders
       --     --      --    --       33013       --          --         33013

Stock based compensation
       --     --      --    --       36085       --          --         36085

Debt to treasury stock conversion
       --     --      --    --      618400       --        381600     1000000

Preferred dividend
       --     --      --    --        --      (102141)       --       (102141)

Net loss
       --     --      --    --        --      (521638)       --       (521638)
   --------  ----  -------  ---   --------   --------    --------     -------

BALANCES AT SEPTEMBER 30, 2008
   11935308 $5,968 1615861 $808  $14978860  $(6369547)  $(2627071)   $5989018
   ========  ====  =======  ===   ========   ========    ========     =======



See notes to consolidated financial statements.
_____________________________________________________________________________


GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
___________________________________________________________________________

                                                   2008           2007
                                                   ----           ----
OPERATING ACTIVITIES
 Net loss                                      $(521,638)     $(390,063)
 Depreciation and amortization                    55,372         67,531
 Contributed services of majority shareholders    33,013         33,012
 Stock-based compensation                         36,085         15,035
 (Increase) decrease in:
     Inventory of documents owned                 41,003         80,457
     Other assets                                  2,000         (7,398)
 Increase (decrease) in:
     Accounts payable                            (10,171)       (60,754)
     Accrued and other liabilities                 1,468        (18,072)
                                                --------       --------
Net cash used in operating activities           (362,868)      (280,252)
                                                --------       --------
INVESTING ACTIVITIES
 Purchase of property and equipment               (5,028)       (14,605)
 Proceed from sale of property and equipment       6,500           --
                                                --------       --------
Net cash provided by (used in) investing
 activities                                        1,472        (14,605)
                                                --------       --------
FINANCING ACTIVITIES
 Proceeds from borrowings:
     Majority shareholder                        450,970        332,870
     Other                                       253,000        304,000
 Repayments of borrowings:
     Majority shareholder                        (35,970)       (20,200)
     Other                                      (298,545)      (322,034)
                                                --------       --------
Net cash provided by financing activities        369,455        294,636
                                                --------       --------

NET INCREASE (DECREASE) IN CASH                    8,059          (221)

CASH, BEGINNING OF YEAR                            1,517          1,738
                                                --------       --------
CASH, END OF YEAR                              $   9,576      $   1,517
                                                ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest        $  166,203      $ 185,265
                                               =========       ========
Noncash investing and financing activities:
Majority stockholder debt converted to
 common stock                                 $1,000,000
                                               =========
Dividend accrued on preferred stock           $  102,141      $  99,144
                                               =========       ========

See notes to consolidated financial statements.
__________________________________________________________________________


GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
__________________________________________________________________________

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


Revenues - The Company recognizes revenues from document sales when title passes to the customer upon shipment. Sales taxes received from customers are credited directly to a liability account and are not presented in the statements of operations. Shipping and handling costs and related customer charges are not significant.

      The Company makes available to its customers a certificate of authenticity, valid for ten years from date of purchase, for each document it sells. Under the certificate, the Company is required to refund to the customer the purchase price should any document prove to be a forgery or otherwise lack authenticity. Historically, such refunds have been insignificant. Accordingly no provision for sales returns or warranty costs, for example, relative to the risk of forgery, are deemed nexcssary. To ascertain authenticity, the Company under certain circumstances may rely upon the reputation of sellers, the history of prior ownership of such documents, and/or opinions of experts.


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


Property and Equipment - Property and equipment (Note 2) are stated at cost. Depreciation of property and equipment is provided on the straight-line method over their estimated useful lives (30 years for buildings and 3-15 years for other classifications). Depreciation expense and certain other expenses related to the Company's building, are allocated between operating and rental activities, included in other income (expense), generally on a per square foot basis.

      In addition to land, building and equipment, property and equipment also includes the cost to develop internal-use software and the Company's website. These costs are reviewed for possible impairment at least quarterly.


Advertising Costs - Advertising costs, $43,318 in 2008 and $49,810 in 2007, including all sales material and internet selling fees, are expensed as incurred and are included in general, selling and administrative expenses.


Income Taxes - The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date.

      The Company records net deferred tax assets to the extent management believes these assets will more likely than not be realized. In making such determination, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event management were to determine that the Company would be able to realize its deferred income tax assets in the future in excess of their net recorded amount, management would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

      In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, "Accounting for Income Taxes". FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.

      The Company adopted the provisions of FIN 48 effective with the quarter ended December 31, 2007. The adoption of FIN 48 had no effect on the Company's reported deficit as of September 30, 2007, its net loss or net loss per share for fiscal 2008 or on its reported deferred net tax assets.

      The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense (benefit) line in its consolidated statements of operations. As of September 30, 2008, the Company had not recognized liabilities for interest and penalties as the Company does not have a liability for unrecognized tax benefits.



2.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2008 and 2007, consists of the following:
                                                    2008            2007
                                                    ----            ----
      Land                                      $  580,000      $  580,000
      Equipment and furniture                      505,256         573,921
      Software                                     320,218         320,218
      Office building and improvements		 1,653,729	 1,653,729
                                                 ---------       ---------
                                                 3,059,203       3,127,868
      Less accumulated depreciation		(2,068,593)	(2,080,413)
                                                 ---------       ---------
                                                $  990,610      $1,047,455
                                                 =========       =========

      Approximately 44% of the Company's office building is leased or is held available to lease to tenants (Note 7). Property and equipment identifiable with the rental operation and the Company's use is as follows:
                                                    2008            2007
                                                    ----            ----
      Office building				$1,495,751	$1,495,751
      Less accumulated depreciation             (1,099,878)     (1,046,311)
                                                 ---------       ---------
                                                $  395,873      $  449,440
                                                 =========       =========




3.      RELATED PARTY TRANSACTIONS

      Prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd M. Axelrod. The advance was due on demand but not prior to October 31, 2009, with monthly interest payable at 6%. Interest expense on the related party advance was $40,341 and $60,835 for fiscal years 2008 and 2007, respectively. On June 11, 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a 16% premium as compared to the closing price on June 10, 2008. The Company has also borrowed other amounts, from Mr. Axelrod, borrowed from time to time. These loans carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,310,226 and $895,226 as of September 30, 2008 and 2007, respectively. Interest expense on these related party borrowings was $34,243 and $21,066 during fiscal years 2008 and 2007, respectively. The funds were used to supplement cash flows from operating activities.

      In January 2006, the stockholders approved converting $3,231,722 of the advances into 1,615,861 non-voting shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to Common Stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of September 30, 2008 and September 30, 2007, a total of 1,740,741 and 1,689,671 shares of Common Stock were issuable upon conversion of the Preferred Stock.

      Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has agreed not to demand payment on any amounts the Company has borrowed and, if necessary, defer his right to receive interest payments and/or dividend payments through at least October 31, 2010 (Note 4).

      Revenue-sharing arrangement. Since November 2006, Mr. Axelrod, purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the 2008 fiscal year, 58 documents subject to the revenue-sharing arrangement were sold for $19,359 and the Company's revenue share was $14,758. This compares to 34 documents sold for $113,004 with the Company's share of $78,473 in fiscal 2007.

      Contributed Services. The Company's president and majority shareholder does not receive a salary. Accordingly, the estimated value of his services (approximately $30,000 per year) is recorded as expense and additional paid-in capital.




4.      ADVANCES AND NOTES PAYABLE

Advances and notes payable consist of the following at September 30:

Advances payable, Majority Shareholder debt
(demand rights waived through October 31, 2010):
                                                      2008            2007
                                                      ----            ----
      6% advance                                   $    --         $1,000,000
      Other advances, interest rate 3%              1,310,226         895,226
                                                    ---------       ---------
                                                   $1,310,226      $1,895,226
                                                    =========       =========


                                                      2008            2007
                                                      ----            ----
Notes payable, other:
      8.5% Mortgage note payable
        July 15, 2012, collateralized
        by a building                              $1,051,236      $1,074,199
      6.5% auto loan payable in 60 monthly
        installments                                    --                582
      Prime plus 1.5% revolving line of credit
        (up to $100,000) renewing August 2008,
        (9.25% at September 30, 2007),
        collateralized by documents and equipment      72,000          94,000
                                                    ---------       ---------
                                                   $1,123,236      $1,168,781
                                                    =========       =========

      The estimated fair value of the Company's debt at September 30, 2008 and 2007, approximated its book value. The estimated fair value amounts are based on discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities.

      Maturities of notes payable are as follows for fiscal years ending September 30:

                          2009            $  105,620
                          2010             1,351,460
                          2011                49,501
                          2012               926,881
                                           ---------
                          Total           $2,433,462
                                           =========




5.      INCOME TAXES

      As of September 30, 2008, the Company had federal income tax loss carryforwards of $7,014,399 available to reduce future tax payment obligations. The carryforwards expire from 2009 to 2028.

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











      Additional details of the components of deferred income taxes at September 30, 2008 and 2007 follows:
                                                  2008           2007
                                                  ----           ----
Deferred tax assets
  Net operating losses, net of
   reserves of $959,600 and $814,200          $1,425,267     $1,421,822
  Other                                            6,660          5,773
                                               ---------      ---------
                                               1,431,927      1,427,595
Deferred tax liabilities
  Depreciation                                   (92,085)       (87,753)
                                               ---------      ---------
Net deferred tax assets                       $1,339,842     $1,339,842
                                               =========      =========

      The differences between the normal federal statutory rate of 34% applied to loss before income taxes and the Company's effective rate are:

                                              Tax                        Tax
                                  2008       rate            2007       rate
                                  ----       ----            ----       ----
Benefit at statutory rate      $(177,400)   (34.0%)       $(132,600)   (34.0%)
Reserve against tax benefit      164,700     31.5%           98,100     25.2%
Other                             12,700      2.5%           34,500      8.8%
                                --------    -----          --------    -----
Income tax benefit             $    --        -- %        $    --        -- %
                                ========    =====          ========    =====


      The entire tax benefit attributable to fiscal years 2008 and 2007 of $164,700 and $98,100 are recognized net of 100% reserves because future realization is estimated to be less likely than not.




6.      STOCK-BASED COMPENSATION

      As an employment inducement, the then recently hired vice-president of sales was granted options on April 16, 2007, to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date. Using the Black-Scholes pricing model and an estimated expiration factor of
3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. The financial statements for fiscal 2008 and 2007 includes share-based compensation expense of approximately $36,000 and $15,000, respectively, associated with these options. The outstanding options were not given effect to compute diluted loss per share for the period since to do so would have been anti-dilutive.



7.      RENTAL INCOME, NET

      The Company leases office space in its office building to tenants under non-cancelable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods expire from December 31, 2008 to October 31, 2012 with various renewal options. Gross rental income for the periods ended September 30, 2008 and 2007 was $170,835 and $185,327, respectively. Building operating costs, including primarily depreciation, repairs and maintenance, janitorial, utilities and property taxes, totaled $80,713 and $83,073 in 2008 and 2007, respectively.

      Future minimum lease payments due under non-cancelable operating with initial lease terms exceeding 12 months as of September 30, 2008, excluding contingent amounts applicable to reimbursable expenses, are as follows:

                        2009                  $ 122,398
                        2010                    117,049
                        2011                    119,664
                        2012                    120,756
                        2013                     15,480
                                               --------
                                              $ 495,347



Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------
None.



Item 9A. Controls and Procedures
         -----------------------
      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.


Management's Evaluation of Internal Control over Financial Reporting.
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's consolidated subsidiaries.

      Our management performed an assessment as of September 30, 2008 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of September 30, 2008.

      This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


Item 9B.  Other Information
          -----------------
      None



                                 PART III
                                 --------

Item 10. Directors, Executive Officers and Corporate Governance
         ------------------------------------------------------

      Set forth below is certain information concerning the individuals who were directors and executive officers of the Company as of September 30, 2008.


Name                  Age     Position
----                  ---     --------
Todd M. Axelrod       58      President, CEO and Chairman of the Board
Rod R. Lynam          60      Treasurer, CFO, Assistant Secretary and Director
Dr. Michael Rosenman  47      Director
Roger Schneier        65      Director
Peter Kuhr            60      Director


      The following are brief biographies of the Company's executive officers and directors.

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

      Except as provided below, and to the Company's knowledge, during the fiscal year ended September 30, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders. In August 2008, Mr. Axelrod filed a Form 5, reporting the issuance of the Company's non-voting Series A Preferred Stock to him on January 20, 2006, and the four subsequent increases in the conversion rate based upon increases in the liquidation value of the Series A Preferred Stock as a result of accrued and unpaid dividends.


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


Code of Ethics
--------------

      The Company has adopted a Code of Business and Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or other persons performing similar functions.
We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to 3601 West Sahara Avenue, Promenade Suite, Las Vegas, Nevada 89102.



Item 11. Executive Compensation
         ----------------------

      The following table sets forth all compensation awarded to, earned by, or paid by the Company during our fiscal year ended September 30, 2008 to our Chief Executive Officer, and to any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a "Named Executive Officer").

                         SUMMARY COMPENSATION TABLE
                         --------------------------
                                          Non-      Non-
                                          Equity   qualified
Name and                                 Incentive  Deferred   All
Principal                   Stock  Option  Plan        Comp    Other
Position  Year Salary Bonus Awards Awards  Comp      Earnings   Comp    Total
--------- ---- ------ ----- ------ ----  --------   --------- ------   -------
Todd M.  2008  $0(1)  $0    $0     $0      $0        $0      $5061(2) $5061(2)
Axelrod, 2007  $0(1)  $0    $0     $0      $0        $0      $8310(2) $8310(2)
President
and Chief
Executive
Officer
   (1) Mr. Axelrod does not receive compensation for services rendered.
   (2) Represents employee benefits in the form of health and life insurance.

      During the fiscal year ended September 30, 2008, we did not grant any stock options to any of our Named Executive Officers of the Company, and none of our Named Executive Officers owned any stock options as of September 30, 2008.







      The following table sets forth certain information concerning compensation paid to our outside directors during fiscal 2008:

                           DIRECTOR COMPENSATION
                           ---------------------
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



Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         ------------------------------------------------------------------

      The following table sets forth certain information, as of December 1, 2008, pertaining to ownership of the Company's Common Stock by those persons known to the Company to be the beneficial and record owners of more than five percent of the Common Stock of the Company, by each director and nominee of the Company, by each executive officer included in the summary compensation table, and by all officers and directors of the Company as a group:

     Name of Beneficial             Number of                  Percent
     Holder (1) (2)                  Shares                   of Class
     ------------------              ------                   --------
     Todd M. Axelrod (3)            7,139,209                   87.4%

     Rod Lynam                            210                    (4)

     Dr. Michael Rosenman                 -0-                    (4)

     Roger Schneier                    74,900                    1.2%

     Peter  Kuhr                          -0-                    (4)

     Gerald Newman                    493,000                    7.7%
     17161 Coral Cove Way
     Boca Raton, Florida 33496

     All officers and directors     7,214,319                   88.3%
     as a group (5 persons)(3)

     (1) The address of each director and nominee, except where otherwise indicated is: c/o Gallery of History, Inc., 3601 West Sahara Avenue, Promenade Suite, Las Vegas, Nevada 89102-5822.

     (2) The individuals referred to above have sole voting and investment power in regard to their Common Stock.

     (3) Includes 1,740,741 shares of Common Stock issuable upon conversion of 1,615,861 shares of Series A Preferred Stock owned of record by Mr. Axelrod.

     (4)   Less than 1%.



Item 13. Certain Relationships and Related Transactions, and Director
         Independence
         ------------------------------------------------------------

      Prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd M. Axelrod. The advance was due on demand but not prior to October 31, 2009, with monthly interest payable at 6%. Interest expense on the related party advance was $40,341 and $60,835 for the fiscal years ended September 30, 2008 and 2007, respectively. On June 11, 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,310,226 and $895,226 as of September 30, 2008 and 2007, respectively. Interest expense on these related party borrowings was $34,243 and $21,066 for the fiscal years ended September 30, 2008 and 2007, respectively. The borrowed funds were used to supplement cash flows from operating activities.

      On January 20, 2006, the Company held a special meeting of stockholders and approved converting $3,231,722 of debt to its principal officer/stockholder into 1,615,861 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to Common Stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of September 30, 2008 and September 30, 2007, a total of 1,740,741 and 1,689,671 shares of Common Stock were issuable upon conversion of the Preferred Stock.

      Since November 2006, Mr. Axelrod has purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During fiscal 2008, 58 documents subject to the revenue-sharing arrangement were sold for $19,359 and the Company's revenue share was $14,758 which was included in revenue. During fiscal 2007, 34 documents were sold for $113,004 and the Company's revenue share was $78,473.

Director Independence

      The Company follows the director independence standards prescribed by NASDAQ. As such, the members of our Board of Directors who are considered independent and are also members of the Company's Audit Committee are Dr. Michael Rosenman, Mr. Roger Schneier and Mr. Peter Kuhr.



Item 14. Principal Accountant Fees and Services
         --------------------------------------

      The following table lists the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2008 and 2007 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSB.

                                             2008(1)        2007
                                             -------        ----
                  Audit Fees (2)             $39,100      $39,586
                  Audit-Related Fees             -0-          -0-
                  Tax Fees (3)                 3,000        2,949
                  All other fees(4)              -0-       20,349
      (1) Total audit and tax fees for fiscal 2008 have not yet been billed to the Company. The amounts entered are estimated.
      (2) Audit fees consist of services rendered to the Company for the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements and related services.
      (3) Tax fees consist of tax compliance and related tax services.
      (4) All other fees included fees charged mainly for fees pertaining to assisting management in responding to the Securities and Exchange Commission comment letters received during fiscal 2007.

      The audit committee pre-approves all services provided by our independent registered accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants. All of the above services and fees were approved by the Company's audit committee.



                                    PART IV
                                    -------


Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------

(a) Documents filed as part of this Form 10-K
     1.    Financial Statements and Supplementary Date
                                                                        Page
                                                                        ----
                Report of Independent Registered Public Accounting Firm  13
                Consolidated Balance Sheets                              14
                Consolidated Statements of Operations                    15
                Consolidated Statements of Stockholders' Equity          16
                Consolidated Statements of Cash Flow                     17
                Notes to Consolidated Financial Statements               18

     2.    Financial Statement Schedules  (not applicable)

(b) See Exhibit Index below

(c) Not applicable




                                    EXHIBITS
Number	Description
------  -----------

3.2 Amendment to Articles of Incorporation filed July 9, 1984 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-QSB for its fiscal quarter ended June 30, 2005 (the "Form 10-QSB")).

3.3 Amendment to Articles of Incorporation filed May 29, 1990 (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-QSB for its fiscal quarter ended June 30, 2005 (the "Form 10-QSB"))

3.4     Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-QSB.)

14.1    Code of Business Conduct and Ethics (incorporated by reference to
        Exhibit 14.1 to the Registrant's Form 10-KSB for its fiscal year ended September 30, 2004).

21      List of Subsidiaries.

31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(b)

32.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(b)






                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: December 29, 2008
                                        GALLERY OF HISTORY, INC.

                                        By: /s/ Todd M. Axelrod
                                            -------------------
                                            Todd M. Axelrod,
                                            Chairman and President


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    Signature and Title                                        Date
    -------------------                                        ----

    /s/ Todd M. Axelrod                                  December 26, 2008
    -------------------
    Todd M. Axelrod
    President and Chairman of the Board of Directors
    (Principal Executive Officer)



    /s/ Rod Lynam                                        December 26, 2008
    -------------
    Rod Lynam
    Treasurer, Assistant Secretary and Director
    (Principal Accounting Officer)



    /s/ Michael Rosenman                                 December 26, 2008
    --------------------
    Michael Rosenman, Director



    /s/ Roger Schneier                                   December 26, 2008
    ------------------
    Roger Schneier, Director



    /s/ Peter Kuhr                                       December 26, 2008
    --------------
    Peter Kuhr, Director