Form 10-Q
period 2008-12-31
GALLERY OF HISTORY INC
filed 2009-02-13
CIK 763730

______________________________________________________________________________

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
______________________________________________________________________________

                                   FORM 10-Q

(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2008

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________


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

                                (702) 364-1000
                (Registrant's telephone number, including area code)

                                Not Applicable
                (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.           [x]  Yes       [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]             Accelerated filer [ ]
Non-accelerated filer [ ]               Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of the Exchange Act).                      [ ]  Yes       [x] No

As of January 31, 2009 there were 6,425,984 shares of Common Stock outstanding.


                      Part 1  -  FINANCIAL INFORMATION


                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                        CONSOLIDATED  BALANCE  SHEETS
______________________________________________________________________________
                                            DECEMBER 31,     SEPTEMBER 30,
                                                2008             2008
                                            (Unaudited)
                                             ---------        -----------

               ASSETS
Cash                                        $    10,891      $     9,576
Inventory of documents                        6,365,834        6,382,828
Deferred tax assets                           1,339,842        1,339,842
Property and equipment, net                     975,451          990,610
Other assets                                     52,017           59,394
                                             ----------       ----------
TOTAL ASSETS                                $ 8,744,035      $ 8,782,250
                                             ==========       ==========


            LIABILITIES AND
         STOCKHOLDERS' EQUITY

Accounts payable                            $    17,298      $    29,168
Advances and notes payable:
  Majority stockholder                        1,400,083        1,310,226
  Other                                       1,106,569        1,123,236
Preferred stock dividend payable                249,760          249,760
Other liabilities                                85,499           80,842
                                             ----------       ----------
Total liabilities                             2,859,209        2,793,232
                                             ----------       ----------

Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                        5,968            5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation value,
  $3,481,482, including cumulative unpaid
  dividends in arrears of $249,760)                 808              808
Additional paid-in capital                   14,996,134       14,978,860
Deficit                                      (6,491,013)      (6,369,547)
Common stock in treasury,
  5,509,324 shares, at cost                  (2,627,071)      (2,627,071)
                                             ----------       ----------
Total stockholders' equity                    5,884,826        5,989,018
                                             ----------       ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 8,744,035      $ 8,782,250
                                             ==========       ==========



See the accompanying notes to consolidated financial statements.
_____________________________________________________________________________



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
_____________________________________________________________________________

                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                                 2008           2007
                                                 ----           ----

REVENUES                                     $  137,124     $  178,417

COST OF REVENUES                                 12,978         15,963
                                              ---------      ---------
GROSS PROFIT                                    124,146        162,454
                                              ---------      ---------

OPERATING EXPENSES:
  Selling, general and administrative           219,904        233,068
  Depreciation                                    8,464          9,252
                                              ---------      ---------
Total operating expenses                        228,368        242,320
                                              ---------      ---------

OPERATING LOSS                                 (104,222)       (79,866)
                                              ---------      ---------

OTHER INCOME (EXPENSE):
  Interest expense:
    Majority stockholder                        (10,375)       (22,656)
    Other                                       (22,585)       (23,339)
  Rental income, net                             15,671         25,112
  Other                                              45          6,500
                                              ---------      ---------
Total other income (expenses)                   (17,244)       (14,383)
                                              ---------      ---------


NET LOSS                                     $ (121,466)    $  (94,249)
                                              =========      =========





BASIC LOSS PER SHARE                              $(.02)         $(.02)
                                                   ====           ====


WEIGHTED AVERAGE SHARES OUTSTANDING           6,425,984      5,625,984
                                              =========      =========




See the accompanying notes to consolidated financial statements.
_____________________________________________________________________________



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
_____________________________________________________________________________

                                               THREE MONTHS ENDED DECEMBER 31,
                                                     2008           2007
                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(121,466)      $ (94,249)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                    15,159           9,448
    Contributed services of majority stockholder     8,253           8,253
    Stock-based compensation                         9,021           9,021
    Increase in operating (assets) liabilities:
      Inventory of documents                        16,994          16,044
      Other assets                                   7,377         (4,246)
      Accounts payable                             (11,870)          3,648
      Other liabilities                              4,657           1,404
                                                  --------        --------
Net cash used in operating activities              (71,875)        (50,677)
                                                  --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                             (1,056)
  Proceeds from sale of property and equipment                       6,500
                                                                  --------
Net cash provided by investing activities                            5,444


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                            99,000         119,985
    Other                                           94,500          36,000
  Repayments of borrowings:
    Majority stockholder                            (9,143)         (1,678)
    Other                                         (111,167)       (106,265)
                                                  --------        --------
Net cash provided by financing activities           73,190          48,042
                                                  --------        --------

NET INCREASE IN CASH                                 1,315           2,809

CASH, BEGINNING OF PERIOD                            9,576           1,517
                                                  --------        --------
CASH, END OF PERIOD                              $  10,891       $   4,326
                                                  ========        ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during period for interest           $  50,690       $  45,995
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

Basis of Presentation
---------------------
       The consolidated financial statements as of December 31, 2008, and for the three month periods ended December 31, 2008 and 2007, included herein have been prepared by management of Gallery of History, Inc. and subsidiaries (collectively, the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2008 Annual Report on Form 10-K, from which the September 30, 2008, balance sheet information is derived.


Economic Uncertainty
--------------------
       The United States is experiencing a widespread recession accompanied by declining investment values, a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the economy and the Company's operations, or the Company's principal stockholder's ability to continue to provide financial support to the Company, cannot be predicted at this time but may be substantial.


Related Party Debt Conversion
-----------------------------
       Prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd M. Axelrod. The advance was due on demand but not prior to October 31, 2010, with monthly interest payable at 6%. Interest expense on the related party advance was $15,170 for the three month period ended December 31, 2007. In June 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,400,083 and $1,013,532 as of December 31, 2008 and 2007, respectively. Interest expense on these related party borrowings was $10,375 and $7,486 for the three months ended December 31, 2008 and 2007, respectively. The borrowed funds were used to supplement cash flows from operating activities.


Revenue-sharing Arrangement
---------------------------
       Since fiscal 2007, the Company's principal officer and majority stockholder has purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks.
As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party.
The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the three month periods ended December 31, 2008 and 2007, 11 and 12 documents were sold for $7,784 and $7,096, respectively. The Company's revenue share, which represents profit to the Company without any risk, was $5,853 and $5,373 for these periods, respectively.


Stock-based compensation
------------------------
       As an employment inducement, the Company's vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. The financial statement includes share-based compensation expense of approximately $9,000 for each of the three month periods ended December 31, 2008 and 2007. The outstanding options were not given effect in a computation of diluted results per share for the period since to do so would have been anti-dilutive due to losses.


Contributed Services
--------------------
       The Company's president and majority stockholder does not receive a salary. Accordingly, the estimated value of his part-time services (at approximately $30,000 per year) is recorded as expense and additional paid-in capital.


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

       Effective with the quarter ended December 31, 2007, the Company was required to apply Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Based on its analysis of the Company's tax provisions, deferred tax assets and the related valuation allowance, management determined that there was no impact to the Company's financial statements, loss carryovers, or the related valuation allowance as a result of adoption of the provisions of FIN 48, including with respect to its operating deficit.





                      Part 1 - Item 2  Financial Information
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION


Forward Looking Statements
--------------------------
       This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, relating to the Company's future operations and prospects, including statements that are based on current projections and expectations about the markets in which the Company operates, and management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, words like "may," "might," "will," "expect," "anticipate," "believe," and similar expressions are intended to identify forward looking statements.
Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements of those of the Company's industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are the current widespread economic recession, the Company's ability to obtain additional capital, on reasonable terms, if at all, at such times and in such amounts as may be needed by the Company; competition by entities which may have greater resources than the Company; the Company's ability to market and sell its inventory of historical documents; the Company's ability to correctly value its inventory of documents; and other factors included in the Company's filings with the Securities and Exchange Commission (the "SEC"). Copies of the Company's SEC filings are available from the SEC, on its website (www.sec.gov), or may be obtained upon request from the Company. The Company does not undertake any obligation to update the information contained herein, which speaks only as of the date of this filing.



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



       Liquidity and Capital Resources
       _______________________________

       The Company incurred a net cash flow deficiency from operating activities largely due to the net loss incurred during the period. The reduction in acquiring new inventory was offset mainly by the decrease in accounts payable. This cash deficiency from operating activities was funded from increased borrowings from the Company's principal officer/stockholder.

       The Company has a bank line of credit in the amount of $100,000 through August 2009. Loans under the line of credit are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%.
As of December 31, 2008, there was $38,500 available against this line of credit. The Company's term mortgage note was renewed in July 2007 in the amount of $1,087,251 and has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

       As discussed in the notes to the financial statements, prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, which was converted into 800,000 shares of the company's common stock on June 11, 2008. The conversion rate of $1.25 represented a premium in relation to the closing price of the common stock on the date of the transaction. The shares were issued out of treasury stock held by the Company. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,400,083 and $1,013,532 as of December 31, 2008 and 2007, respectively. The borrowed funds were used to supplement cash flows from operating activities.

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

       The Company believes that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, drawing against its available line of credit, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on his loans to the Company and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least October 31, 2010.

       The foregoing notwithstanding, the United States is experiencing a widespread recession accompanied by declining investment values, a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to have continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the economy and the Company's operations, or the Company's principal stockholder's ability to continue to provide financial support to the Company, cannot be predicted at this time but may be substantial.



       Critical Accounting Estimates, Policies and Practices
       _____________________________________________________

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


Recently issued accounting pronouncements
-----------------------------------------
       In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 161, "Disclosures About Derivative Instruments and Hedging Activities" - an amendment of FASB Statement No 133. SFAS 161 expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", regarding derivative instruments and hedging activities. SFAS 161 will be effective for the Company's fiscal year beginning October 1, 2008. As SFAS 161 relates specifically to disclosures regarding matters that the Company is typically not involved in, SFAS 161 will likely have no impact on the Company's future financial condition, results of operations or cash flows.

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





       Results of Operations
       _____________________

       Revenues decreased 23% comparing the first three month periods in fiscal 2009 to fiscal 2008. Revenues generated from the Company's internet website decreased 6% comparing the quarter periods. Revenues generated from our eBay site decreased by 88% comparing the quarter periods. The international economic crisis is having a negative effect on our business as it is with virtually all sellers of luxury and non-essential merchandise.

       Included in revenues is the 80% of gross profit from the sales generated through the revenue-sharing arrangement the Company has with Mr. Axelrod, as explained earlier. For the three month periods ended December 31, 2008 and 2007, are fees of $5,853 and $5,373, respectively, associated with this arrangement.

       Cost of documents sold increased slightly comparing the quarter periods to 9.5% of net revenues for the quarter ended December 31, 2008 from 8.9% of net revenues for the quarter ended December 31, 2007. The slight increase is the result of increased promotional discounting of sales prices in the current quarter period.

       Total operating expenses decreased 6% comparing the two quarter periods. Decreases in selling, general and administrative expense were realized mainly in advertising, maintenance expenses and general insurances. Depreciation expenses decreased 9% comparing the quarters as a result of older equipment becoming fully depreciated.

       Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental income realized are included net in other income and expense. This amounted to $15,671 for the three month period ended December 31, 2008, as compared to $25,112 for three month period ended December 31, 2007. The decrease is the result of a decline in occupancy.










Item 3.         Controls and Procedures.
                __________________________


                Based on their evaluation, as of December 31, 2008, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.








                             Part 2 - Other Information


Item 1-5,	None.



Item 6.		Exhibits and Reports on Form 8-K.
                _________________________________


(a)   Exhibits.


     31.1       Certification of Chief Executive Officer pursuant to
                Rule 13a-14(a).

     31.2       Certification of Chief Financial Officer pursuant to
                Rule 13a-14(a).

     32.1       Certification of Chief Executive Officer pursuant to
                Rule 13a-14(b).

     32.2       Certification of Chief Financial Officer pursuant to
                Rule 13a-14(b).










                                  SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   February 13, 2009        /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   February 13, 2009        /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)