Form 10-Q
period 2009-03-31
GALLERY OF HISTORY INC
filed 2009-05-15
CIK 763730

_______________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
    _______________________________________________________________________

                                   FORM 10-Q
(Mark one)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                  For the quarterly period ended   March 31, 2009
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from       to       .

                        Commission file number   0-13757

                            GALLERY OF HISTORY, INC.
               (Exact name of registrant as specified in its charter)

              Nevada                                            88-0176525
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

               3601 West Sahara Avenue, Las Vegas, Nevada  89102-5822
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).                 [ ]  Yes       [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of the Exchange Act).                      [ ]  Yes       [x] No

As of April 30, 2009 there were 6,425,984 shares of Common Stock outstanding.


                   Part 1  -  FINANCIAL INFORMATION


             GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                     CONSOLIDATED  BALANCE  SHEETS
____________________________________________________________________________
                                                MARCH 31,     SEPTEMBER 30,
                                                  2009             2008
                                              (Unaudited)
                                               ---------       -----------

               ASSETS
Cash                                          $     6,112      $     9,576
Inventory of documents                          6,359,352        6,382,828
Deferred tax assets                             1,339,842        1,339,842
Property and equipment, net                       961,509          990,610
Other assets                                       94,889           59,394
                                               ----------       ----------
TOTAL ASSETS                                  $ 8,761,704      $ 8,782,250
                                               ==========       ==========


            LIABILITIES AND
         STOCKHOLDERS' EQUITY

Accounts payable                              $    53,237      $    29,168
Advances and notes payable:
  Majority stockholder                          1,530,868        1,310,226
  Other                                         1,092,538        1,123,236
Preferred stock dividend payable                  301,983          249,760
Other liabilities                                  73,793           80,842
                                               ----------       ----------
Total liabilities                               3,052,419        2,793,232
                                               ----------       ----------

Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                          5,968            5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation value,
  $3,533,705, including cumulative unpaid
  dividends in arrears of $301,983)                   808              808
Additional paid-in capital                     15,007,394       14,978,860
Deficit                                        (6,677,814)      (6,369,547)
Common stock in treasury,
  5,509,324 shares, at cost                    (2,627,071)      (2,627,071)
                                               ----------       ----------
Total stockholders' equity                      5,709,285        5,989,018
                                               ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 8,761,704      $ 8,782,250
                                               ==========       ==========



See the accompanying notes to consolidated financial statements.
____________________________________________________________________________


              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                   MARCH 31,                 MARCH 31,
                               2009        2008           2009        2008
                             --------    --------     ---------   ---------


REVENUES                    $  93,139   $  96,367    $  230,262  $  274,783

COST OF REVENUES                4,770       8,225        17,748      24,188
                             --------    --------     ---------   ---------
GROSS PROFIT                   88,369      88,142       212,514     250,595
                             --------    --------     ---------   ---------
OPERATING EXPENSES:
 Selling, general and
  administrative              199,080     220,679       418,984     453,747
 Depreciation                   8,464       8,896        16,928      18,148
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      207,544     229,575       435,912     471,895
                             --------    --------     ---------   ---------

OPERATING LOSS               (119,175)   (141,433)     (223,398)   (221,300)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (10,879)    (23,149)      (21,254)    (45,805)
   Other                      (22,324)    (23,295)      (44,909)    (46,634)
 Rental income, net of
   related expenses            17,799      26,806        33,470      51,919
 Other                           --            (5)           46       6,495
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (15,404)    (19,643)      (32,647)    (34,025)
                             --------    --------     ---------   ---------

NET LOSS                     (134,579)   (161,076)     (256,045)   (255,325)

Preferred stock dividend      (52,222)    (50,690)      (52,222)    (50,690)
                             --------    --------     ---------   ---------
NET LOSS APPLICABLE TO
  COMMON SHARES             $(186,801)  $(211,766)   $ (308,267) $ (306,015)
                             ========    ========     =========   =========


BASIC LOSS PER SHARE:           $(.03)      $(.04)        $(.05)      $(.05)
                                 ====        ====          ====        ====

WEIGHTED AVERAGE SHARES
 OUTSTANDING                6,425,984   5,625,984     6,425,984   5,625,984
                            =========   =========     =========   =========


See the accompanying notes to consolidated financial statements.
____________________________________________________________________________


                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
____________________________________________________________________________

                                                SIX MONTHS ENDED MARCH 31,
                                                   2009           2008
                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(256,045)      $(255,325)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                  30,320          25,045
    Contributed services of majority stockholder  16,506          16,506
    Stock-based compensation                      12,028          18,042
    Increase in operating (assets) liabilities:
      Inventory of documents                      23,476          24,223
      Other assets                               (35,495)        (29,237)
      Accounts payable                            24,069         (12,769)
      Other liabilities                           (7,048)          2,416
                                                --------        --------
Net cash used in operating activities           (192,189)       (211,099)
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                           (1,219)         (3,550)
  Proceeds from sale of property and equipment      --             6,500
                                                --------        --------
Net cash provided by (used in)
  investing activities                            (1,219)          2,950
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                         249,000         219,985
    Other                                        192,000         124,000
  Repayments of borrowings:
    Majority stockholder                         (28,358)         (2,574)
    Other                                       (222,698)       (132,063)
                                                --------        --------
Net cash provided by financing activities        189,944         209,348
                                                --------        --------

NET INCREASE (DECREASE) IN CASH                   (3,464)          1,199

CASH, BEGINNING OF PERIOD                          9,576           1,517
                                                --------        --------
CASH, END OF PERIOD                            $   6,112       $   2,716
                                                ========        ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during period for interest         $  65,510       $  91,839
                                                ========        ========
  Dividend accrued on preferred stock          $  52,222       $  50,690
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


Basis of Presentation
---------------------
       The consolidated financial statements as of March 31, 2009, and for the three month periods ended March 31, 2009 and 2008, included herein have been prepared by management of Gallery of History, Inc. and subsidiaries (collectively, the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission applicable to interim financial information. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2008 Annual Report on Form 10-K, from which the September 30, 2008, balance sheet information is derived.


Economic Conditions and Related Risk and Uncertainty
       The United States is experiencing a widespread recession accompanied by declining investment values, discretionary spending, a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the economy and the Company's operations, or the Company's principal stockholder's ability to continue to provide financial support to the Company, cannot be predicted at this time but may be substantial.


Related Party Debt Conversion
-----------------------------
       Prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd M. Axelrod. The advance was due on demand but not prior to October 31, 2010, with monthly interest payable at 6%. In June 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,530,868 and $1,112,636 as of March 31, 2009 and 2008, respectively. Interest expense on these related party borrowings was $10,879 and $7,979 for the three months and $21,254 and $15,465 for the six months ended March 31, 2009 and 2008, respectively. The borrowed funds were used to supplement cash flows from operating activities.


Revenue-sharing Arrangement
---------------------------
       Since fiscal 2007, the Company's principal officer and majority stockholder has purchased certain documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the three month period ended March 31, 2009, 15 documents were sold for $15,709 and the Company's revenue share was $11,850 compared to the three month period ended March 31, 2008, 4 documents were sold for $806 and the Company's share was $628. For the six month period ended March 31, 2009, 26 documents were sold for $15,709 and the Company's revenue share was $11,850. This compares to 16 documents sold for $7,902 with the Company's share of $6,000 for the six months ended March 31, 2008.


Stock-based compensation
------------------------
       As an employment inducement, the Company's vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. However, this employment was terminated February 3, 2009 and the options were cancelled pursuant to their terms. The financial statements for the six month periods ended March 31, 2009 and 2008, included $12,028 and $18,024, of this share-based compensation expense, respectively. For the three month periods ended March 31, 2009 and 2008, the financial statements included an expense of $3,007 and $9,021, respectively. The outstanding options were not given effect in a computation of diluted results per share for the period since to do so would have been anti-dilutive due to losses.



Contributed Services
--------------------
       The Company's president and majority stockholder does not receive a salary. Accordingly, the estimated value of his part-time services (at approximately $30,000 per year) is recorded ratably each quarter as expense and additional paid-in capital.



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






                    Part 1 - Item 2  Financial Information
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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



       Liquidity and Capital Resources
       -------------------------------
       Net cash used in operating activities decreased by 9% comparing the six month period ended March 31, 2009 to March 31, 2008. The net losses being about the same for both periods, the decrease in cash used in operations resulted mainly from a decrease in purchases of inventory and an increase in accounts payable. In addition, depreciation resulted in an increase because the prior year's number included an adjustment for the sale of a Company vehicle. This cash deficiency from operating activities was funded from increased borrowings from the Company's principal officer/stockholder. These increased borrowings resulted in providing the Company with $220,642 additional funds in the six month period ended March 31, 2009 in contrast with the Company paying down a net of $30,698 on its bank credit instruments.

       The Company currently has a bank line of credit in the amount of $100,000 through August 2009. Loans under the line of credit are secured by the Company's inventory of documents owned and bear interest at the prime rate plus 1.5%. As of March 31, 2009, there was $46,000 available against this line of credit. The Company's term mortgage note was renewed in July 2007 in the amount of $1,087,251 and has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

       As discussed in the notes to the financial statements, prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, which was converted into 800,000 shares of the company's common stock on June 11, 2008. The conversion rate of $1.25 represented a premium in relation to the closing price of the common stock on the date of the transaction. The shares were issued out of treasury stock held by the Company. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans carry an interest rate of 3%. The principal balance of the funds borrowed totaled $1,530,868 and $1,112,636 as of March 31, 2009 and 2008, respectively. The borrowed funds were used to supplement cash flows from operating activities.

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

       Subject to the future effects of the economic uncertainties discussed in the following paragraph, the Company's management believes that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, drawing against its available line of credit, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on his loans to the Company and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least October 31, 2010.

       The foregoing notwithstanding, the United States is experiencing a widespread recession accompanied by declining investment values and discretionary spending, a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to have continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the economy and the Company's operations, or the Company's principal stockholder's ability to continue to provide financial support to the Company, cannot be predicted at this time but may be substantial.






       Critical Accounting Estimates, Policies and Practices
       -----------------------------------------------------
Revenues
--------
       The Company recognizes revenues from document sales when title passes to the customer upon shipment. Typically, shipment does not occur until payment has been received. The Company's distribution channels consist of its direct purchase websites and other internet avenues including eBay. Shipping and handling costs and related customer charges are not significant.


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

       In December 2007, the FASB issued SFAS 141R, "Business Combinations, which replaces SFAS 141, Business Combinations". Also, in April of 2008, the FASB issued FSP SFAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", to address some of the application issues under SFAS 141R. FSP SFAS 141R-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of acquisition of the related asset or liability can be determined). We have not yet evaluated SFAS 141R or FSP SFAS 141R-1 for the impact, if any, that either might have on our future financial statements in the event we make any business combination or other covered acquisitions after its effective date, which for us will be September 30, 2009. No such transactions are presently contemplated.

       In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements in the financial statements, if any. In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement 115", which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS 157 and 159 were scheduled to become effective for us for fiscal year 2009, and interim periods within that fiscal year; however, the effective date for SFAS 157 was delayed one year to fiscal year 2010, and interim periods within that fiscal year with respect to nonfinancial assets and liabilities carried at fair value, if any, to the extent not already adopted, which we have not. Although SFAS 157 is now effective for us for financial assets and liabilities carried at fair value, we are not currently carrying any such assets or liabilities at fair value. Therefore, the requirements of SFAS 157 will not apply to our financial statements unless we elect to do so under SFAS 159, which election has not been made and is presently not expected. Accordingly, there is no likely impact on our future financial statements expected of either of these two standards.

       In April 2009, the FASB issued FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", which provides guidance in the application of FASB 157 when the volume and level of activity for an asset or liability have significantly decreased and when circumstances indicate that a transaction is not orderly. Also in April 2009, the FASB issued FSP 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", which requires entities to disclosure, among other things, the methods and significant assumptions used to estimate the fair value of financial instruments in both interim and annual financial statements. In April 2009, the FASB also issued FSB 115-2 and FSP 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", to amend the other-than-temporary impairment guidance for debt securities and the presentation and disclosure requirements of other-than-temporary impairments of debt and equity securities.
These accounting changes are effective in the Company's third quarter. The Company does not currently expect these accounting changes will have a material impact on the consolidated financial statements.



       Results of Operations
       ---------------------
       Total revenues decreased 3% comparing the three month period ended March 31, 2009 to March 31, 2008. Total revenues decreased 16% comparing the first six month period in fiscal 2009 to fiscal 2008. Although eBay store revenues represent only about 5% of our total revenues generated for the quarter, they represent the largest decrease, 58% comparing the two quarter periods. Comparing the fiscal periods, the decrease was more pronounced. For the six month period ended March 31, 2009, eBay revenues amounted to 4% of total revenues compared to March 2008, when they were 15% of total revenues. Revenues generated from the Company's internet website increased 5% comparing the quarter periods and revenues decreased 5% comparing the six month periods. Although not particularly significant when compared to its effect on the businesses of other sellers of luxury and non-essential merchandise and many other types of enterprises, the international economic crisis is continuing to have a negative effect on our business.

       Included in revenues is the 80% of gross profit from the sales generated through the revenue-sharing arrangement the Company has with Mr. Axelrod, as explained earlier. For the three month periods ended March 31, 2009 and 2008, are fees of $5,997 and $628, respectively, associated with this arrangement. For the six month periods, the fees amounted to $11,850 for 2009 and $6,000 for 2008.

       Cost of documents sold decreased significantly during the current quarter period as a result of pricing increases. For the quarter period ended March 31, 2009, cost of documents sold amount to 5% of net revenues compared to 9% of net revenues for the quarter ended March 31, 2008. This brought the year-to-date comparisons more in line; for the six month period ended March 31, 2009, cost of documents sold amounted to 8% of net revenues compared to 9% of net revenues for 2008.

       Total operating expenses decreased 10% comparing the two quarter periods and the decrease was 8% comparing the six month periods. Decreases in selling, general and administrative expense were realized principally due to cost reductions in advertising, maintenance expenses, general insurances and salaries. Reductions in advertising resulted in a 9% decrease comparing the quarter periods and a 36% reduction comparing the six month periods. The Company's computer maintenance expenses were reduced by 6% comparing the quarters and 10% comparing the six month periods. General insurance costs decreased 17% comparing the quarters and 19% comparing the six month periods. Due to the termination of the Company's Vice
President of Sales, salaries were decreased by 17% comparing quarter periods and 8% comparing the six month periods. Depreciation expenses decreased 5% comparing the quarters and 7% comparing the six month periods as a result of older equipment becoming fully depreciated.

       Included in selling, general and administrative expenses is 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental income realized are included net in other income and expense. This amounted to $17,799 for the three month period ended March 31, 2009, as compared to $26,806 for three month period ended March 31, 2008. For the six month periods ended March 31, 2009 and 2008, these amount were $33,470 and $51,919, respectively. The decrease is the result of a decline in occupancy.


















Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.






Item 4.		Controls and Procedures.

                Based on their evaluation, as of March 31, 2009, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.









                           Part 2 - Other Information


Item 6.		Exhibits and Reports on Form 8-K.
                ---------------------------------


          (a)   Exhibits.

                31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

                31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

                32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b).

                32.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(b).








                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   May 15, 2009             /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   May 15, 2009             /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)