Form 10-Q
period 2009-06-30
GALLERY OF HISTORY INC
filed 2009-08-14
CIK 763730

_____________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
_____________________________________________________________________________
                                   FORM 10-Q
 (Mark one)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended   June 30, 2009
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to       .

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

                                Not Applicable
               (Former name,former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of the Exchange Act).                     [ ]  Yes       [x] No

As of July 31, 2009 there were 6,425,984 shares of Common Stock outstanding.


                       Part 1  -  FINANCIAL INFORMATION


                GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
                        CONSOLIDATED  BALANCE  SHEETS
____________________________________________________________________________
                                                JUNE 30,       SEPTEMBER 30,
                                                  2009             2008
                                              (Unaudited)
                                               ---------       -----------

               ASSETS
Cash                                          $    20,393      $     9,576
Inventory of documents                          6,354,006        6,382,828
Deferred tax assets                             1,339,842        1,339,842
Property and equipment, net                       949,369          990,610
Other assets                                       66,828           59,394
                                               ----------       ----------
TOTAL ASSETS                                  $ 8,730,438      $ 8,782,250
                                               ==========       ==========


            LIABILITIES AND
         STOCKHOLDERS' EQUITY

Accounts payable                              $    32,046      $    29,168
Advances and notes payable:
  Majority stockholder                          1,728,053        1,310,226
  Other                                         1,037,346        1,123,236
Preferred stock dividend payable                  301,983          249,760
Other liabilities                                  71,544           80,842
                                               ----------       ----------
Total liabilities                               3,170,972        2,793,232
                                               ----------       ----------

Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                          5,968            5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation value,
  $3,533,705, including cumulative unpaid
  dividends in arrears of $301,983)                   808              808
Additional paid-in capital                     15,014,894       14,978,860
Deficit                                        (6,835,133)      (6,369,547)
Common stock in treasury,
  5,509,324 shares, at cost                    (2,627,071)      (2,627,071)
                                               ----------       ----------
Total stockholders' equity                      5,559,466        5,989,018
                                               ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 8,730,438      $ 8,782,250
                                               ==========       ==========


See the accompanying notes to consolidated financial statements.
____________________________________________________________________________



              GALLERY  OF  HISTORY, INC.  and  SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
____________________________________________________________________________

                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                   JUNE 30,                   JUNE 30,
                               2009        2008           2009        2008
                             --------    --------     ---------   ---------


REVENUES                    $  79,697   $ 143,505    $  309,960  $  418,289

COST OF REVENUES                4,845       9,655        22,594      33,843
                             --------    --------     ---------   ---------
GROSS PROFIT                   74,852     133,850       287,366     384,446
                             --------    --------     ---------   ---------
OPERATING EXPENSES:
 Selling, general and
  administrative              203,873     218,942       622,856     672,689
 Depreciation                   8,611       8,457        25,540      26,605
                             --------    --------     ---------   ---------
TOTAL OPERATING EXPENSES      212,484     227,399       648,396     699,294
                             --------    --------     ---------   ---------

OPERATING LOSS               (137,632)    (93,549)     (361,030)   (314,848)
                             --------    --------     ---------   ---------

OTHER INCOME (EXPENSE)
 Interest expense
   Majority stockholder       (11,927)    (18,938)      (33,181)    (64,742)
   Other                      (22,328)    (23,459)      (67,236)    (70,094)
 Rental income, net of
   related expenses            14,568      19,658        48,037      71,576
 Other                           --          --              46       6,495
                             --------    --------     ---------   ---------
TOTAL OTHER EXPENSE           (19,687)    (22,739)      (52,334)    (56,765)
                             --------    --------     ---------   ---------

NET LOSS                     (157,319)   (116,288)     (413,364)   (371,613)

Preferred stock dividend         --         --          (52,222)    (50,690)
                             --------    --------     ---------   ---------
NET LOSS APPLICABLE TO
  COMMON SHARES             $(157,319)  $(116,288)   $ (465,586) $ (422,303)
                             ========    ========     =========   =========


BASIC LOSS PER COMMON SHARE:    $(.02)      $(.02)        $(.07)      $(.07)
                                 ====        ====          ====        ====


WEIGHTED AVERAGE  COMMON
 SHARES OUTSTANDING         6,425,984   5,793,017     6,425,984   5,681,458
                            =========   =========     =========   =========

See the accompanying notes to consolidated financial statements.
____________________________________________________________________________



                 GALLERY OF HISTORY, INC. and SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS  -  UNAUDITED
____________________________________________________________________________

                                                NINE MONTHS ENDED JUNE 30,
                                                   2009           2008
                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(413,364)      $(371,613)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation                                  45,627          40,199
    Contributed services of majority stockholder  24,006          24,759
    Stock-based compensation                      12,028          27,064
    Increase in operating (assets) liabilities:
      Inventory of documents                      28,822          33,217
      Other assets                                (7,434)         (8,736)
      Accounts payable                             2,878         (18,455)
      Other liabilities                           (9,297)         10,453
                                                --------        --------
Net cash used in operating activities           (316,734)       (263,112)
                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                           (4,386)         (5,028)
  Proceeds from sale of property and equipment      --             6,500
                                                --------        --------
Net cash provided by (used in)
  investing activities                            (4,386)          1,472
                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings:
    Majority stockholder                         454,632         355,985
    Other                                        288,000         171,000
  Repayments of borrowings:
    Majority stockholder                         (36,805)        (18,459)
    Other                                       (373,890)       (237,743)
                                                --------        --------
Net cash provided by financing activities        331,937         270,783
                                                --------        --------

NET INCREASE IN CASH                              10,817           9,143

CASH, BEGINNING OF PERIOD                          9,576           1,517
                                                --------        --------
CASH, END OF PERIOD                            $  20,393       $  10,660
                                                ========        ========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during period for interest         $  99,660      $  134,147
                                                ========        ========
  Dividend accrued on preferred stock          $  52,222      $   50,690
                                                ========        ========
  Majority stockholder debt converted to stock                $1,000,000
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


Basis of Presentation
---------------------
       The consolidated financial statements as of June 30, 2009, and for the three month and nine month periods ended June 30, 2009 and 2008, included herein have been prepared by management of Gallery of History, Inc. and subsidiaries (collectively, the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods have been made.
These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2008 Annual Report on Form 10-K, from which the September 30, 2008, balance sheet information is derived. Events through the date the financial statements were issued, August 14, 2009, were evaluated by management to determine if adjustments to or disclosure in these consolidated financial statements were necessary.


Economic Conditions and Related Risks and Uncertainty
-----------------------------------------------------
       The United States is experiencing a widespread recession accompanied by, among other things, declining discretionary spending, a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the economy and the Company's operations, or the Company's principal stockholder's ability to continue to provide financial support to the Company, cannot be predicted at this time but may be substantial.


Fair Values of Financial Instruments
------------------------------------
       The carrying amount of cash and accounts payable approximates fair value because of the short maturity of those instruments. With the exception of an 8.25% mortgage obligation of approximately $1,000,000 that matures in 2012 and the Company's related party debt discussed below (the fair value of which cannot be reliably estimated due to its nature), the estimated fair value of the Company's debt instruments approximated its book value, based on Level 2 inputs, as defined in Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as amended, primarily discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities. The mortgage obligation is also carried at a Level 2 estimated fair value based on comparable commercial real estate mortgage interest rates currently prevalent in the local market.



Related Party Debt
------------------
       Prior to fiscal 2008, the Company borrowed $1,000,000 from its principal officer/stockholder, Todd M. Axelrod. The advance was due on demand but not prior to October 31, 2010, with monthly interest payable at 6%. In June 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008. The Company also has other loans outstanding that were borrowed from Mr. Axelrod from time to time. These loans carry an interest rate of 3% up to the end of this quarter. Mr. Axelrod has lowered the interest rate to .7% as of July 1, 2009. The principal balance on these obligations totaled $1,728,053 and $1,232,752 as of June 30, 2009 and 2008, respectively.
Interest expense on these related party borrowings was $11,927 and $8,936 for the three months and $33,181 and $24,401 for the nine months ended June 30, 2009 and 2008, respectively.


Revenue-sharing Arrangement
---------------------------
       The Company's principal officer and majority stockholder, Mr. Axelrod, has purchased certain documents from outside sources for his own account with personal funds, although the Company may have been interested in acquiring some or all of the items. However, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During the three month period ended June 30, 2009, 11 documents were sold for $13,281 and the Company's revenue share was $9,867. Compared to the three month period ended June 30, 2008, 18 documents were sold for $1,416 and the Company's share was $1,095. For the nine month period ended June 30, 2009, 37 documents were sold for $28,991 and the Company's revenue share was $21,717. This compares to 34 documents sold for $9,319 with the Company's share of $7,096 for the nine months ended June 30, 2008.


Stock-based compensation
------------------------
       As an employment inducement, prior to fiscal 2008, the Company's vice-president of sales was granted options to acquire 50,000 shares of the Company's common stock at $2.19 per share, the stock price on the grant date (April 16, 2007). Using the Black-Scholes pricing model and an expiration factor of 3.25 years, a volatility factor of one based on daily trading history, and a risk-free interest rate of 4.5%, the options were valued at approximately $72,000, to be charged to expense ratably over the 24-month vesting period. However, this employment was terminated February 3, 2009 and the options were cancelled pursuant to their terms. The financial statements for the nine month periods ended June 30, 2009 and 2008, included $12,028 and $27,064, of this share-based compensation expense, respectively. Share-based compensation expense for the three-month periods ended
June 30, 2009 and 2008 was zero and $9,021, respectively. The outstanding options were not given effect in a computation of diluted results per share for the period, which is not presented, since to do so would have been anti-dilutive due to losses.


Contributed Services
--------------------
       The Company's president and majority stockholder does not receive a salary for his part-time services as president and Chief Executive Officer. Accordingly, the estimated value of such services (at approximately $30,000 per year) is recorded ratably each quarter as expense and additional paid-in capital.


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

       The unique or near-unique characteristics of some documents held in inventory may cause them to become rarer with their current market value rising significantly over time. In many instances, the Company has a supply of similar documents that, if marketed simultaneously, could negatively impact market value. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market.




       Liquidity and Capital Resources
       -------------------------------
       The Company continues to incur net cumulative negative cash flow from operations primarily resulting from the net loss. Cash used from investing activities were negligible; thus operating activities were funded largely by increased borrowings from the Company's principal officer/stockholder. The reduction in acquiring new inventory documents was offset in an increase in prepaid expenses and a reduction in accrued liabilities.

       The Company had a bank line of credit in the amount of $100,000 through August 14, 2009. The Company's bank refused to renew this line of credit without the personal guarantee from Mr. Axelrod. Mr. Axelrod has elected not to give this guarantee and has loaned the Company $30,000 to pay the outstanding amount in full as of July 30, 2009. In addition, Mr. Axelrod has agreed to lend the Company the balance of the monies that were available under this line of credit. The Company's term mortgage note was renewed in July 2007 and has a principal balance of $1,030,095 as of June 30, 2009. The mortgage has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

       As discussed in the notes to the financial statements, prior to 2007, the Company borrowed $1,000,000 from its principal officer/stockholder, which was converted into 800,000 shares of the company's common stock on June 11, 2008. The conversion rate of $1.25 represented a premium in relation to the closing price of the common stock on the date of the transaction. The shares were issued out of treasury stock held by the Company. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans carried an interest rate of 3% through June 30, 2009; Mr. Axelrod lowered the rate to .7% effective July 1, 2009. The principal balance on these obligations totaled $1,728,053 and $1,232,752 as of June 30, 2009 and 2008, respectively. The borrowed funds were used to supplement cash flows from operating activities.

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

       The foregoing notwithstanding, the United States is experiencing a widespread recession accompanied by, among other things, declining discretionary spending, a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to have continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the economy and the Company's operations, or the Company's principal stockholder's ability to continue to provide financial support to the Company, cannot be predicted at this time but may be substantial.

       Subject to the future effects of the economic uncertainties discussed in the foregoing paragraph, the Company's management believes that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, seeking additional borrowings collateralized by its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing from Mr. Axelrod as required. Mr. Axelrod has also agreed not to demand payment on his loans to the Company and, if necessary, defer his right to receive interest payments and dividends on preferred stock through at least October 31, 2010.



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

       Management believes that the Company's inventory of documents is generally appreciating, not depreciating, in value, despite current economic conditions and uncertainties. As a result, managing the rarity of certain types or categories of documents through the judicious marketing of only a selection of documents available in the Company's inventory is an important element of the Company's business. This element is one of the reasons that the Company has accumulated and maintains a supply of documents that is significantly greater than it intends to sell in a year or even aggressively market. As the Company's distribution channels have changed over the years and are expected to continue to change in the future, the volume of documents marketed in any one year, or succession of years, changes significantly. For these reasons, it has been impractical, for the Company to define its operating cycle and, as a result, presents its balance sheet on an unclassified basis. The Company believes that this presentation better reflects the nature of the Company's business and its principal asset.

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


Deferred tax assets and income taxes
------------------------------------
       The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets exceed an amount considered by management as more likely than not to be utilized as a result of any gain on the Company's effective tax planning strategies, as defined in Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes", consisting of the possible sale of appreciated document inventory, particularly if partially sold in bulk, and/or real estate, that would produce gains that may be realized as needed to protect the Company's loss carryforwards. The potential gain and related tax effect is estimated based on management's perception of current market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly.

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


Recently issued accounting pronouncements
-----------------------------------------
       In December 2007, the FASB issued SFAS 160, "Noncontrolling Interests in Consolidated Financial Statements". It requires that a noncontrolling (minority) interest in a subsidiary, including a variable interest entity, should be reported as equity in the consolidated financial statements. Although SFAS 160 will be technically effective for the Company's fiscal year beginning October 1, 2009, it will not likely have any effect on the Company's consolidated financial statements since we are not presently contemplating investing in, establishing or acquiring a subsidiary with a noncontrolling interest.

       In December 2007, the FASB issued SFAS 141R, "Business Combinations", which replaces SFAS 141, "Business Combinations". Also, in April of 2008, the FASB issued FSP SFAS 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies", to address some of the application issues under SFAS 141R. FSP SFAS 141R-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency (provided the fair value on the date of acquisition of the related asset or liability can be determined). We have not yet evaluated SFAS 141R or FSP SFAS 141R-1 for the impact, if any, that either might have on our future financial statements in the event we make any business combination or other covered acquisitions after its effective date, which for us will be for acquisitions after September 30, 2009. No such transactions are presently contemplated.

       In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements in the financial statements, if any. The effective date for SFAS 157 for us with respect to nonfinancial assets and liabilities carried at fair value, will be fiscal year 2010, and the interim periods within that fiscal year. However, the requirements of SFAS 157 will not apply to our financial statements unless we elect to do so which election has not been made and is presently not expected, or unless we engage in transactions that will require the use of fair value accounting, also not expected. Accordingly, there is no likely impact on our future financial statements expected of SFAS 157 or any related subsequent standard.





       Results of Operations
       ---------------------

       Revenues decreased 44% comparing the three month periods and they decreased 26% comparing the nine month periods ended June 30, 2009 to June 30, 2008. Revenues generated from the Company's web site decreased 44% comparing the quarters and decreased 19% comparing the nine month periods. Revenues generated through the Company's eBay site decreased 46% comparing the quarter periods and down 69% comparing the year to date periods. An overall decrease in discretionary spending and the general economic condition continues to have a negative effect on our business.

       Included in revenues is the 80% of gross profit from the sales generated through the revenue-sharing arrangement the Company has with Mr. Axelrod, as explained earlier. For the three month periods ended June 30, 2009 and 2008, are fees of $9,867 and $1,095 respectively, associated with this arrangement. For the nine month periods, the fees amounted to $21,717 for 2009 and $7,096 for 2008.

       Cost of documents sold continues to decrease comparing the periods generally due to pricing increases. For the quarterly period ended June 30, 2009, cost of documents sold was 6% of net revenues compared to 7% of net revenues for the quarter ended June 30, 2008. For the nine month period ended June 30, 2009, cost of documents sold amount to 7% of net revenues compared to 8% of net revenues for the previous year's nine month period.

       Total operating expenses decreased 7% comparing both the three month periods and the nine month periods ended June 30, 2009 to June 30, 2008. This is the same results for selling, general and administrative expenses, 7% decrease comparing the quarter and year-to-date periods. A large decrease resulted in the reduction of salaries. Comparing the quarter periods, the Company realized an 18% decrease in salaries and related taxes and benefits; comparing the nine month periods, the Company realized an 11% decrease. The Company's computer maintenance expenses decreased 13% comparing the quarter periods and decreased 11% comparing the nine month periods.

       Included in selling, general and administrative expenses is 50% of the operating cost to maintain our headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remainder of our building operating expenses are netted against rental income realized and included in other income and expense. This net rental income amounted to $14,568 for the three month period ended June 30, 2009, as compared to $19,657 for three month period ended June 30, 2008. For the nine month periods ended June 30, 2009 and 2008, these amount were $48,038 and $71,576, respectively. The decreases are the result of a decline in occupancy resulting from economic conditions.






Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.





Item 4.		Controls and Procedures.
                ------------------------

Based on their evaluation, as of June 30, 2009, the Company's Chief Executive Officer and Chief Financial
Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.









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




                                Gallery of History, Inc.
                                _______________________________
                                (Registrant)




Date   August 14, 2009          /s/  Todd M. Axelrod
       _________________        _______________________________
                                Todd M. Axelrod
                                President and
                                Chairman of the Board
                                (Principal Executive Officer)



Date   August 14, 2009          /s/  Rod Lynam
       _________________        _______________________________
                                Rod Lynam
                                Treasurer and Director
                                (Principal Financial and Accounting Officer)