Form 10-K
period 2009-09-30
GALLERY OF HISTORY INC
filed 2009-12-22
CIK 763730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K


(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the fiscal year ended September 30, 2009


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


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

Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               [x] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  [ ] Yes   [ ] No

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

Indicate by check mark whether the registrant is a shell company (as defined
in rule 12b-2 of the Exchange Act).                          [ ] Yes   [x] No

As of March 31, 2009, based on a price of $0.69 per share, the closing sale price on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Capital Market, the aggregate market value of shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $655,930.

As of December 1, 2009, the number of outstanding shares of the registrant's common stock was 6,425,984.


                     DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference to Item 15(b)-"Exhibits and Financial Statement Schedules": Form 10-QSB for the fiscal quarter ended June 30, 2005; and Form 10-KSB for the fiscal year ended September 30, 2004.
















                              TABLE OF CONTENTS




PART I                                                                     3

 Item 1.     Business                                                      3
 Item 2.     Properties                                                    5
 Item 3.     Legal Proceedings                                             5
 Item 4.     Submission of Matters to a Vote of Security Holders           5


PART II

 Item 5.     Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities           7
 Item 6.     Selected Financial Data                                       8
 Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8
 Item 8.     Financial Statements and Supplementary Data                  12
             Report of Independent Registered Public Accounting Firm      12
             Consolidated Balance Sheets - September 30, 2009 and 2008    13
             Consolidated Statements of Operations for the years ended
               September 30, 2009 and 2008                                14
             Consolidated Statements of Stockholders' Equity for the
               years ended September 30, 2009 and 2008                    15
             Consolidated Statements of Cash Flows for the years
               ended September 30, 2009 and 2008                          16
             Notes to Consolidated Financial Statements                   17
 Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                   23
 Item 9A.    Controls and Procedures                                      23
 Item 9B.    Other Information                                            24


PART III

 Item 10.    Directors, Executive Officers and Corporate Governance       24
 Item 11.    Executive Compensation                                       26
 Item 12.    Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                 27
 Item 13.    Certain Relationships and Related Transactions and
               Director Independence                                      28
 Item 14.    Principal Accountants' Fees and Services                     29


PART IV

 Item 15.    Exhibits and Financial Statement Schedules                   30










                                    PART I

Item 1. Business
        --------

        Business Development
        --------------------
      The Gallery of History, Inc. (hereinafter the "Company") was incorporated in the State of Nevada on November 10, 1981.

      The Company is engaged in the business of marketing historical documents such as letters, documents and signatures of presidents and other governmental and political figures, significant physicians, inventors, Nobel Prize winners, explorers, aviators, scientists, entertainers, authors, artists, musicians, composers, clergymen, judges, lawyers, military figures, and well-known persons in sports, among others. Most of the documents were written or executed by persons now deceased, but a significant number were written or executed by persons still living, particularly in the entertainment, sports and political areas. The Company's inventory of documents currently consists of approximately 180,000 different documents. Retail sales of documents are made from a gallery located at our headquarters in Las Vegas, Nevada. However, documents are largely sold through sales conducted over the internet including the Company's websites.

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

      The Company also sells a book entitled "The Handbook of Historical Documents - A Guide to Owning History", authored by Todd M. Axelrod, the Company's President, Chairman of the Board, and majority stockholder.


Inventory of Documents Owned
----------------------------
      The Company purchased documents principally at auctions and from private collectors, dealers in historical documents, estates and various individuals who are not collectors but are in possession of documents. During the last three fiscal years, the Company's principal officer and majority stockholder, Mr. Todd Axelrod, has purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its website for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. Effective October 1, 2009, Mr. Axelrod has increased the Company's revenue share from the 80% of the gross profit to 90%. These avenues of supply are likely to continue to be the Company's main sources of new inventory.

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

      In the event prices for historical documents increase materially, the Company's ability to acquire documents, and, in turn, its ability to market such newly acquired documents to the general public, may be adversely affected. However, if prices for historical documents significantly increase, the resale/wholesale value of the Company's approximate 180,000 document inventory may be positively affected. To the extent the Company is successful in attracting consignments, it may be positively impacted by this higher price scenario because the Company receives a commission from both the buyer and consignor which is based upon a percent of the "hammer" or selling price.

      There is no assurance that the Company will be able to realize profit margins for its merchandise. Moreover, existing dealers may choose to compete with the Company in the same manner or in a more favorable format than that of the Company.


Seasonal Business
-----------------
      The Company's business, which is currently focused on sales through the internet, is not seasonal.


Employees
---------
      As of December 1, 2009, the Company had seven full-time and one part-time employee, in addition to its two executive officers.




Item 2. Properties
        ----------
      The Company owns a building located at 3601 West Sahara Avenue, Las Vegas, Nevada where its executive offices and framing operations are located. The building contains approximately 33,187 square feet of net leasable space of which the Company currently occupies 17,699 square feet and leases or is offering to lease the remaining space to others. As of December 1, 2009, 7,063 square feet was being leased to three tenants for an aggregate monthly rental of $11,458 under month-to-month arrangements to leases expiring at varying times from January 31, 2012 though October 31, 2012. The Company believes that its headquarters' building is adequate for its purposes for the foreseeable future and that the building is adequately covered by insurance. The property is collateral for a loan instrument - see Note 5 to Consolidated Financial Statements.




Item 3. Legal Proceedings
        -----------------
      The Company may be engaged, from time to time, in various legal proceedings. Although Management may not be able to predict the outcome of any such matters as they may arise, Management intends, depending upon the nature of any such action, to vigorously contest any such matters as they may arise. As of December 22, 2009, the Company is not aware of any pending legal proceeding which we are a party to, or that has not been dismissed, subject to appeal, upon motion made by the Company.




Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
      On September 28, 2009, the Company held its annual meeting of stockholders for the following purposes: (1) to elect six Directors to serve until the next annual meeting of stockholders; and (2) to ratify the re-appointment of Piercy Bowler Taylor & Kern, Certified Public Accountants, as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2009.

      At the Meeting the following Directors were elected:

                                       VOTES CAST              WITHHELD
                                          FOR                  AUTHORITY
        NOMINEES                        ELECTION
     -------------------               ---------               ---------
     Todd M. Axelrod                   6,134,615                 8,007
     Rod Lynam                         6,133,725                 8,897
     Michael Rosenman                  6,133,725                 8,897
     Roger Schneier                    6,133,725                 8,897
     Peter Kuhr                        6,133,725                 8,897
     Derrold Norgaard                  6,133,725                 8,897

      With respect to the ratification of the appointment of Piercy Bowler Taylor & Kern, Certified Public Accountants, as the Company's independent registered public accounting firm, 6,134,677 shares were in favor, 7,807 shares were voted against, and there were 138 abstentions and no broker non-votes.












                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
           ------------------------------------------------------------------

      The Company's Common Stock, par value $.0005, is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Capital Market under the symbol HIST. According to the records of our transfer agent, as of September 25, 2009, there were approximately 90 holders of record of the Company's Common Stock. The following table sets forth the high and low sale price for the Company's Common Stock for the periods indicated as reported on NASDAQ.

                                                  Low Sale     High Sale
                                                    Price        Price
                                                    -----        ------
      Fiscal 2008
       October 1, 2007 - December 31, 2007          $1.00         $1.70
       January 1, 2008 - March 31, 2008              1.00          1.50
       April 1, 2008 - June 30, 2008                 1.00          1.20
       July 1, 2008 - September 30, 2008              .95          1.33

      Fiscal 2009
       October 1, 2008 - December 31, 2008          $ .50         $1.28
       January 1, 2009 - March 31, 2009               .50          1.15
       April 1, 2009 - June 30, 2009                  .42          1.47
       July 1, 2009 - September 30, 2009              .80          1.03

      On December 15, 2009, Gallery of History, Inc. (the "Company") received notification from Nasdaq that the trading of the Company 's Common Stock will be suspended as of the opening of business on December 24, 2009, and that the Company's securities will be removed from listing and registration on the Nasdaq Stock Market. The Nasdaq Staff determination resulted from the Company's inability to regain compliance with the Market Value of Publicly
Held Shares ("MVPHS") requirement for continued listing, as set forth in Nasdaq Listing Rule 5500(a)(5) (the "MVPHS Rule"). The Company was also previously notified that it was not in compliance with the Minimum Bid Price requirement under Listing Rule 5550(a)(2). The Company previously reported receipt of the Nasdaq Staff Deficiency Letters with respect to both the MVPHS and Minimum Bid Price requirements.

      The Company's Common Stock may become eligible to trade on the OTC Bulletin Board or in the "pink sheets" if a market maker makes an application to register in and quote the Common Stock in accordance with applicable securities rules and regulations, of which no assurance can be given.

      Since its inception in November 1981, the Company has not paid any cash dividends to the holders of its Common Stock. The Company presently intends to retain any earnings, if any, for its internal cash flow use and possible repurchase of its own common stock.

      There are no equity compensation plans or any other options to purchase the Company's common stock outstanding as of September 30, 2009.




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



Liquidity and Capital Resources
-------------------------------
      The United States is experiencing a widespread recession accompanied by, among other things, declining discretionary spending, a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the economy and the Company's operations, liquidity and cash flows or the Company's principal stockholder's ability to continue to provide financial support to the Company, cannot be predicted at this time but may be substantial.

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

      The Company has a term mortgage note that was renewed in July 2007 in the amount of $1,087,251 and has an 8.25% interest rate and a maturity date of July 15, 2012. The note is collateralized by the Company's building.

      Prior to fiscal 2008, the Company borrowed $1,000,000 from its majority stockholder/president, Todd M. Axelrod. The advance was due on demand but not earlier than October 31, 2010, with monthly interest payments payable at a rate of 6% per annum. In June 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans had carried an annual interest rate of 3% until July 1, 2009 when Mr. Axelrod lowered the interest rate to .7% per annum. Subsequently, this rate has been reduced again to .15% effective October 1, 2009. The principal balance of the funds borrowed totaled $1,854,578 and $1,310,226 as of September 30, 2009 and 2008, respectively.
Interest expense on these related party borrowings was $36,347 and $34,243 during fiscal years 2009 and 2008, respectively. The funds were used to supplement cash flows from operating activities.

      The Company believes, although no assurance can be given, that its current cash requirements will be met by generating revenues from operations, appropriately managing the timing and volume of new document acquisitions, including the use of the revenue-sharing agreement with Mr. Axelrod, seeking borrowings or advances against its documents inventory (although there can be no assurance that such financing will be obtainable on acceptable terms) and borrowing amounts from Mr. Axelrod as required. Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, should it be required. Mr. Axelrod has also agreed not to demand payment on amounts the Company has borrowed and interest payments through at least October 31, 2011.

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

      To date, Management has been reluctant to cut prices and, instead, to achieve its strategic objectives, continues to increase inventory available on the internet. With a market potential that is world-wide, and unlimited in terms of inventory exposure, the Company continues to employ this channel to improve revenue levels. Currently, our website had been materially enlarged to include approximately 66,700 document choices spread over an expanded list of categories and historical genres. Further, owing to the size and diversity of its inventory, management feels the Company is positioned to favorably compete with any firms offering similar products. Equally important is the fact that with no limitations, or added material costs for the development of this outlet, the Company could, in time, still significantly increase its available inventory to this outlet without negatively impacting the rarity of our documents, thus providing a global audience with a diversity of choice.
The Company also continues its investigation of productive links with other organizations, with the possibility of expanding its market through cooperative alliances with firms and/or institutions whose audiences are understood to possess potential as document buyers.

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


Deferred tax assets and income taxes
------------------------------------
      The Company provides a valuation allowance against deferred tax assets (primarily associated with tax loss carryforwards) to the extent that such tax assets exceed an amount considered by management as more likely than not to be utilized as a result of any gain on the Company's effective tax planning strategies, consisting of the possible sale of appreciated document inventory, particularly if partially sold in bulk, and/or real estate, that would produce gains that may be realized as needed to protect the Company's loss carryforwards. The potential gain and related tax effect is estimated by management based on current market activity and estimate of value and historical profit margins and trends. Such estimates are revisited and revised quarterly.

      Based on our analysis of our tax provisions, deferred tax assets and the related valuation allowance, we determined that there are no significant uncertain tax positions, including with respect to our operating deficit or related disclosures.


Recently issued accounting pronouncements
-----------------------------------------
      No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our consolidated financial position, results of operations or cash flows.






Results of Operations
---------------------

Fiscal 2009 Compared to Fiscal 2008
-----------------------------------
      Revenues decreased 26% comparing fiscal 2009 to fiscal 2008. Our Company's web site revenues decreased 20% and revenues generated from the Company's Ebay Store site decreased 60% comparing year over year. This decrease was attributed to internet competition, the general decrease in discretionary spending and the general economic condition of this last year. Included in fiscal 2009 revenues, 47 documents were sold amounting to $26,585 in revenues that was generated from the revenue-sharing arrangement with our majority stockholder/president, Mr. Todd Axelrod. This compares to 58 documents sold amounting to $14,758 in revenues for fiscal 2008.

      Cost of revenues sold was 7% of net revenues in 2009, compared to 8% of net revenues in 2008, a 37% decrease. Excluding the effects of the revenue-sharing arrangement discussed in the previous paragraph, the Company's cost of revenues would have been 7.4% of net revenues for fiscal 2009 compared to 8.4% for fiscal 2008. The decrease in cost of revenues sold is the result of pricing increases.

      Total operating expenses decreased 8% comparing fiscal 2009 to fiscal 2008 due to decreases in advertising, insurances, computer maintenance and salaries. The Company decreased its advertising expense by 7% comparing the fiscal years. General insurances decreased 8% and medical insurance premiums decreased 13% comparing the years. A decrease in computer maintenance reduced those expenses by 11%. Salaries and related taxes amounted to $390,318 for fiscal 2009, compared to $457,976 for fiscal 2008, a 15% decrease resulting from a decrease of personnel. Depreciation expense decreased 2% in fiscal 2009 compared to 2008.

      Included in selling, general and administrative expenses is an allocated 50% of the operating cost to maintain the headquarters building. This percentage is the ratio that the square footage occupied by the Company's headquarters operation bears to the total leasable space of the building. The remaining building operating expenses plus the rental revenues are allocated to rental operations and included in other income and expense ($60,727 fiscal 2009 as compared to $90,122 for fiscal 2008).












Item 8. Financial Statements and Supplementary Data
        -------------------------------------------


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------



Board of Directors
Gallery of History, Inc.
Las Vegas, Nevada



We have audited the accompanying consolidated balance sheets of Gallery of History, Inc. (a Nevada Corporation) and subsidiaries (the "Company") as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the Company's management.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gallery of History, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ PIERCY BOWLER TAYLOR & KERN



PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants
Las Vegas, Nevada
December 22, 2009






GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND 2008
_______________________________________________________________________

                                                    2009         2008
         ASSETS                                     ----         ----
         ------
Cash                                           $     6,796   $    9,576
Inventory of documents owned                     6,348,405    6,382,828
Deferred tax assets                              1,339,842    1,339,842
Property and equipment, net                        933,990      990,610
Other assets                                        58,132       59,394
                                                ----------    ---------
TOTAL ASSETS                                   $ 8,687,165   $8,782,250
                                                ==========    =========


    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
LIABILITIES
Accounts payable                               $    23,454   $   29,168
Advances and notes payable:
  Majority stockholder                           1,854,578    1,310,226
  Other                                          1,026,018    1,123,236
Preferred stock dividend payable                   354,988      249,760
Other liabilities and accruals                      58,111       80,842
                                                ----------    ---------
Total liabilities                                3,317,149    2,793,232
                                                ----------    ---------

STOCKHOLDERS' EQUITY
Common stock: $.0005 par value;
  20,000,000 shares authorized;
  11,935,308 shares issued                           5,968        5,968
Preferred stock: $.0005 par value;
  4,000,000 shares authorized;
  1,615,861 shares issued (liquidation
  value at September 30, 2009 and
  September 30, 2008, $3,586,710 and
  $3,481,482 including cumulative
  unpaid dividends in arrears of
  $354,988 and $249,760 included
  among liabilities)                                   808          808
Additional paid-in capital                      15,022,394   14,978,860
Deficit                                         (7,032,083)  (6,369,547)
Common stock in treasury,
  5,509,324 shares, at cost                     (2,627,071)  (2,627,071)
                                                ----------    ---------
Total stockholders' equity                       5,370,016    5,989,018
                                                ----------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 8,687,165   $8,782,250
                                                ==========    =========


See notes to consolidated financial statements.
_______________________________________________________________________






GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
_______________________________________________________________________

                                                    2009         2008
                                                    ----         ----

REVENUES                                        $  386,661   $  519,824

COST OF REVENUES                                    26,666       42,365
                                                ----------    ---------
GROSS PROFIT                                       359,995      477,459
                                                ----------    ---------

OPERATING EXPENSES
 Selling, general and administrative               818,606      893,648
 Depreciation                                       34,223       35,084
                                                ----------    ---------
Total operating expenses                           852,829      928,732
                                                ----------    ---------

OPERATING LOSS                                    (492,834)    (451,273)
                                                ----------    ---------

OTHER INCOME (EXPENSE)
 Interest expense:
    Majority stockholder                           (36,347)     (74,584)
    Other                                          (88,900)     (92,398)
 Rental income, net                                 60,727       90,122
 Other                                                  46        6,495
                                                ----------    ---------
Total other income (expense)                       (64,474)     (70,365)
                                                ----------    ---------

NET LOSS                                          (557,308)    (521,638)

Preferred stock dividend                          (105,228)    (102,141)
                                                ----------    ---------

NET LOSS APPLICABLE TO COMMON SHARES           $  (662,536)  $ (623,779)
                                                ==========    =========


BASIC LOSS PER SHARE                                 $(.10)       $(.11)
                                                      ====         ====

WEIGHTED AVERAGE SHARES OUTSTANDING              6,425,984    5,868,607
                                                 =========    =========



See notes to consolidated financial statements.
_______________________________________________________________________





GALLERY OF HISTORY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
_______________________________________________________________________

                                Additional                Common
    Common Stock     Preferred    Paid-in                Stock in
    Shares   Par   Shares   Par   Capital    Deficit     Treasury     Total
   -------- -----  ------- ----  ---------  ---------   ---------    --------


BALANCES AT OCTOBER 1, 2007
   11935308 $5968  1615861 $808  $14291362 $(5745768)   $(3008671)   $5543699


Contributed services by
  majority stockholder
      --      --     --     --       33013     --           --          33013
Stock based compensation
      --      --     --     --       36085     --           --          36085
Debt to treasury stock conversion
      --      --     --     --      618400     --          381600     1000000
Preferred stock dividend
      --      --     --     --        --     (102141)       --        (102141)
Net loss
      --      --     --     --        --     (521638)       --        (521638)
   --------  ----- -------  ---   --------   -------      -------     -------


BALANCES AT SEPTEMBER 30, 2008
   11935308  5,968 1615861  808   14978860  (6369547)    (2627071)    5989018



Contributed services by
  majority stockholder
      --      --     --     --       31506     --           --          31506
Stock based compensation
      --      --     --     --       12028     --           --          12028
Preferred stock dividend
      --      --     --     --        --     (105228)       --        (105228)
Net loss
      --      --     --     --        --     (557308)       --        (557308)
   --------  ----- -------  ---   --------   -------      -------     -------


BALANCES AT SEPTEMBER 30, 2009
   11935308  $5968 1615861 $808  $15022394 $(7032083)   $(2627071)   $5370016
   ========   ==== =======  ===   ========   =======      =======     =======


See notes to consolidated financial statements.
_______________________________________________________________________


GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
_______________________________________________________________________
                                                   2009           2008
                                                   ----           ----
OPERATING ACTIVITIES
 Net loss                                      $(557,308)     $(521,638)
 Depreciation                                     61,007         55,372
 Contributed services of majority stockholder     31,506         33,013
 Stock-based compensation                         12,028         36,085
 (Increase) decrease in:
     Inventory of documents owned                 34,423         41,003
     Other assets                                  1,262          2,000
 Increase (decrease) in:
     Accounts payable                             (5,714)       (10,171)
     Other liabilities and accruals              (22,731)         1,468
                                                --------       --------
Net cash used in operating activities           (445,527)      (362,868)
                                                --------       --------

INVESTING ACTIVITIES
 Purchase of property and equipment               (4,387)        (5,028)
 Proceed from sale of property and equipment        --            6,500
                                                --------       --------
 Net cash provided by (used in) investing
 activities                                       (4,387)         1,472
                                                --------       --------

FINANCING ACTIVITIES
 Proceeds from borrowings:
     Majority stockholder                        585,617        450,970
     Other                                       313,000        253,000
 Repayments of borrowings:
     Majority stockholder                        (41,265)       (35,970)
     Other                                      (410,218)      (298,545)
                                                --------       --------
Net cash provided by financing activities        447,134        369,455
                                                --------       --------

NET INCREASE (DECREASE) IN CASH                   (2,780)         8,059
CASH, BEGINNING OF YEAR                            9,576          1,517
                                                --------       --------
CASH, END OF YEAR                              $   6,796      $   9,576
                                                ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest         $ 127,672      $ 166,203
                                                ========       ========
Noncash investing and financing activities:
Majority stockholder debt converted to
  common stock                                     --        $1,000,000
                                                              =========
Dividend accrued on preferred stock            $ 105,228     $  102,141
                                                ========      =========

See notes to consolidated financial statements.
_______________________________________________________________________


GALLERY OF HISTORY, INC. AND SUBSIDIARIES
-----------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

1.	SIGNIFICANT ACCOUNTING POLICIES
Business Activity - Gallery of History, Inc. and its 100%-owned subsidiaries (collectively the "Company"), acquire documents of historical or social significance and market these documents to the general public.

Principles of Consolidation and Basis of Accounting - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

The Company has not elected to adopt the option available under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10-25, "Fair Value Option", to measure any of its eligible financial instruments or other items. Accordingly, all of the Company's assets and liabilities have been measured in the accompanying financial statements on the historical cost basis of accounting.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts and disclosures, some of which may require revision in future periods. Estimated valuation allowances for deferred tax assets (Note 6) are subject to material changes within the next year.

Events through the date the financial statements were issued, December 22, 2009, were evaluated by management to determine if adjustments to or disclosure in these consolidated financial statements were necessary.

Economic Conditions and Related Risks and Uncertainties - The United States is experiencing a widespread recession accompanied by, among other things, declining discretionary spending, a reduction in general credit availability and instability in the commercial and investment banking systems, and is engaged in war, all of which are likely to continue to have far-reaching effects on economic activity in the country for an indeterminate period. The near- and long-term impact of these factors on the economy and the Company's operations, or the Company's principal stockholder's ability to continue to provide financial support to the Company, cannot be predicted at this time but may be substantial.

Revenues - The Company recognizes revenues from document sales when title passes to the customer upon shipment. Sales taxes received from customers are credited directly to a liability account and are not presented in the statements of operations. Shipping and handling costs and related customer charges are not significant.

The Company warrants the authenticity of its products by making available to its customers a certificate of authenticity, valid for ten years from date of purchase, for each document it sells. Under the terms of the certificates, the Company is required to refund to the customer the purchase price should any document prove to be a forgery or otherwise lack authenticity. Historically, such refunds have been insignificant. Accordingly no provision for sales returns or warranty costs, for example, relative to the risk of forgery, are deemed necessary. To ascertain authenticity, the Company under certain circumstances may rely upon the reputation of sellers, the history of prior ownership of such documents, and/or opinions of outside experts.

Inventory of documents owned and operating cycle - Documents owned are stated at cost on a specific-identification method, not in excess of estimated market value. Management reviews the recorded cost and estimated value of the documents owned on a regular basis (at least quarterly) to determine the adequacy of its provisions for market valuation declines, if any.

Because of wide variations in the time between purchase and sale of many of such documents, it has been impractical for the Company to define its operating cycle and, as a result, presents its balance sheet on an unclassified basis.

The Company accounts for changes in the carrying values of inventory items as an adjustment to arrive at cash flows from operating activities.

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

Advertising Costs - Advertising costs, $40,292 in 2009 and $43,318 in 2008, including all sales material and internet selling fees, are expensed as incurred and are included in general, selling and administrative expenses.

Legal Defense Costs - The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstand or threatened litigation or other disputed matters but rather, records such as period costs when the services are rendered.

Income Taxes - The Company recognizes interest and penalties, if any, related to income taxes within the income tax expense (benefit) line in its consolidated statements of operations.

Loss Per Share - Outstanding options (50,000 at September 30, 2008, and subsequently terminated) were not given effect in a computation of diluted results per share for the period, which is not presented, since to do so would have been anti-dilutive due to losses.



2.	PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and 2008, consists of the following:
                                                        2009           2008
                                                        ----           ----
      Land                                          $  580,000     $  580,000
      Equipment and furniture                          795,942        825,474
      Office building and improvements               1,653,729      1,653,729
                                                     ---------      ---------
                                                     3,029,671      3,059,203
      Less accumulated depreciation                 (2,095,681)    (2,068,593)
                                                     ---------      ---------
                                                    $  933,990     $  990,610
                                                     =========      =========


Approximately 50% of the Company's office building is leased or is held available to lease to tenants (Note 7). Property and equipment identifiable with the rental operation and the Company's use is as follows:

                                                        2009           2008
                                                        ----           ----
      Office building                               $1,495,751     $1,495,751
      Less accumulated depreciation                 (1,153,444)    (1,099,878)
                                                    ----------      ---------
                                                    $  342,307     $  395,873
                                                    ==========      =========


3.	RELATED PARTY TRANSACTIONS

      In fiscal 2006, the Company converted $3,231,722 of debt to its principal officer/stockholder into 1,615,861 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are recorded as liabilities and added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to Common Stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of September 30, 2009 and September 30, 2008, a total of 1,793,355 and 1,740,741 shares of Common Stock were issuable upon conversion of the Preferred Stock.

      Prior to fiscal 2008, the Company borrowed $1,000,000 from its majority stockholder/president, Todd M. Axelrod. The advance was due on demand but not earlier than October 31, 2010, with monthly interest payments payable at a rate of 6% per annum. In June 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008.

      The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans had carried an annual interest rate of 3% until July 1, 2009 when Mr. Axelrod lowered the interest rate to 0.7% per annum. Subsequently, effective October 1, 2009, this rate has been reduced again to 0.15%. The principal balance of the funds borrowed totaled $1,854,578 and $1,310,226 as of September 30, 2009 and 2008, respectively. The borrowed funds were used to supplement cash flows from operating activities. Interest expense on these related party borrowings was $36,347 and $34,243 during fiscal years 2009 and 2008, respectively.

      Mr. Axelrod intends but is not obligated to continue funding or guarantee additional debt, of the Company, should it be required. Mr. Axelrod has agreed not to demand payment on any amounts the Company has borrowed and defer his right to receive interest payments and/or dividend payments through at least October 31, 2011 (Note 4).

      Revenue-sharing arrangement. Since 2006, Mr. Axelrod has purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. Effective October 1, 2009, Mr. Axelrod increased the Company's revenue share from the 80% of gross profit to 90%. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During fiscal 2009, 47 documents subject to the revenue-sharing arrangement were sold for $35,596 and the Company's revenue share was $26,585 which was included in revenue. During fiscal 2008, 58 documents were sold for $19,359 and the Company's revenue share was $14,758.

      Contributed Services. As Company's president and majority stockholder, Mr. Axelrod does not receive a salary. Accordingly, the estimated value of his services (approximately $30,000 per year) is recorded as expense and additional paid-in capital.



4.	ADVANCES AND NOTES PAYABLE

Advances and notes payable consist of the following at September 30:
                                                       2009           2008
                                                       ----           ----
Majority stockholder debt (demand rights waived
  through October 31, 2011):                        $1,854,578     $1,310,226
8.5% mortgage note payable July 15, 2012,
  collateralized by a building                       1,026,018      1,051,236
Prime plus 1.5% revolving line of credit
  terminated July 2009, was collateralized
  by documents and equipment                             --            72,000
                                                     ---------      ---------
                                                    $2,880,596     $2,433,462
                                                     =========      =========

Maturities of notes payable are as follows for fiscal years ending
September 30:
                          2010         $   27,408
                          2011             29,791
                          2012          2,823,397
                                        ---------
                          Total        $2,880,596
                                        =========


5.	INCOME TAXES

As of September 30, 2009, the Company had federal income tax loss carryforwards of$7,423,496 available to reduce future tax payment obligations. The carryforwards expire from 2010 to 2029.

The Company provides a valuation allowance against its deferred tax assets (which are primarily associated with net tax loss carryforwards), to the extent that such tax assets are deemed by management as not likely to be utilized, after consideration of management's tax planning strategies. Such valuation allowance is the principal reason for the variation in the customary relationship between income tax benefit and the pretax accounting loss.

Additional details of the components of deferred income taxes at September 30, 2009 and 2008, follows:
                                  2009            2008
Deferred tax assets               ----            ----

  Net operating losses         $2,523,989      $2,384,867
  Other                             4,392           6,660
                                ---------       ---------
                                2,528,381       2,391,527
  Valuation allowance          (1,112,131)       (959,600)
                                ---------       ---------
                                1,416,250       1,431,927
Deferred tax liabilities
  Depreciation                    (76,408)        (92,085)
                                ---------       ---------
Net deferred tax assets        $1,339,842      $1,339,842
                                =========       =========


The differences between the normal federal statutory rate of 34% applied to loss before income taxes and the Company's effective rate are:

                                              Tax                      Tax
                                   2009       rate          2008       rate
                                   ----       ----          ----       ----
Benefit at statutory rate       $(189,500)   (34.0%)     $(177,400)   (34.0%)
Allowance against tax benefit     172,100     31.5%        164,700     31.5%
Other                              17,400      2.5%         12,700      2.5%
                                 --------     ----        --------     ----
Income tax benefit              $    --        -- %      $    --        -- %
                                 ========     ====        ========     ====


Based on its analysis of the Company's tax provisions, deferred tax assets, and the related valuation allowance, management determined that there are no significant, uncertain tax provisions that might affect the Company's financial statements, loss carryovers, or the related valuation allowance, including with respect to its operating deficit.




6.	RENTAL INCOME, NET

The Company leases office space in its office building to tenants under non-cancelable operating leases. Such leases provide for payment of minimum rentals plus escalation charges determined by certain expenses incurred in the operation of the building. Lease periods exist month-to-month to periods expiring January 31, 2013, with various renewal options. Gross rental income for the periods ended September 30, 2009 and 2008 was $141,182 and $170,835, respectively. Building operating costs, including primarily depreciation, repairs and maintenance, janitorial, utilities and property taxes, totaled $80,455 and $80,713 in 2009 and 2008, respectively.


Future minimum lease payments due under non-cancelable operating leases with initial lease terms exceeding 12 months as of September 30, 2009, excluding contingent amounts applicable to reimbursable expenses, are as follows:

                            2010        $ 117,048
                            2011          119,664
                            2012          120,756
                            2013           15,480
                                         --------
                                        $ 372,948
                                         ========





7.	FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amount of cash and accounts payable approximates fair value because of the short maturity of those instruments. With the exception of an 8.25% mortgage obligation of approximately $1,000,000 that matures in 2012 and the Company's related party debt discussed below (the fair value of which cannot be reliably estimated due to its nature), the estimated fair value of the Company's debt instruments approximated its book value, based on Level 2 inputs, as defined in FASB ASC 820, Fair Value Measurements and Disclosures, as amended, primarily discounted cash flow valuations, because none of the Company's debt has quoted market prices. Discount rates were estimated based on current rates offered to the Company for debt having similar amounts and maturities. The carrying value of mortgage obligation is also estimated to approximate fair value based on a Level 2 input consisting of comparable commercial real estate mortgage interest rates currently prevalent in the local market.





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

      Our management performed an assessment as of September 30, 2009 of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and concluded that our internal control over financial reporting was effective as of September 30, 2009.

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




Item 9B.  Other Information
          -----------------
None







                                   PART III
                                   --------

Item 10. Directors, Executive Officers and Corporate Governance
         ------------------------------------------------------

      Set forth below is certain information concerning the individuals who were directors and executive officers of the Company as of September 30, 2009.

Name                  Age    Position
----                  ---    --------
Todd M. Axelrod        60    President, CEO and Chairman of the Board
Rod R. Lynam           61    Treasurer, CFO, Assistant Secretary and Director
Dr. Michael Rosenman   48    Director
Roger Schneier         66    Director
Peter Kuhr             61    Director
Derrold Norgaard       48    Director

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

      Roger Schneier was appointed to the Board of Directors on May 22, 2006. Mr. Schneier has been retired since January 2005. Prior to his retirement he was President for twenty-five years of Ben's Auto Parts and Be-Mack Warehouse, both located in Bronx, New York.

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

      Derrold Norgaard, FCA, CFP is currently president and owner of Island Tax and Smithgate Farms Ltd, a consulting firm which engages in accounting and tax advisory and compliance for local companies in Vancouver, British Columbia and elsewhere. Prior to this position, from 1982 to 2008, he was employed by KPMG LLP in various capacities, starting as a member of their audit and accounting staff, becoming a tax partner and eventually the office managing partner. Mr. Norgaard is a tax speaker for local and international business groups and an instructor of advanced tax courses. He is a director of Ironwood Clay Company Ltd, a Richmond British Columbia based cosmetics manufacturing company. He is chair and director of the British Columbia Cancer Foundation and Vancouver Island Centre Gifts Committee and is vice chair of the British Columbia Cancer Foundation's 2009 Capital Campaign.


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

      During the fiscal year ended September 30, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, the Company has relied solely on a review of the copies of such reports furnished to the Company and written representations of its directors, executive officers and its greater than ten percent stockholders.


Audit Committee Matters
-----------------------
      The Company's Audit Committee currently is composed of Mr. Norgaard, Chairman, Dr. Rosenman and Mr. Kuhr. The Company's Board of Directors has determined that each member of the Audit Committee is able to read and understand fundamental financial statements, including the Company's consolidated balance sheet, income statement and cash flow statement. In addition, the Board of Directors has determined that Derrold Norgaard is an "audit committee financial expert" as that term is defined by the rules and regulations of the Securities and Exchange Commission. Also, the Board of Directors has determined that each of these individuals is an "independent director," as defined under the applicable rules and listing standards of the NASDAQ Stock Market LLC and the rules and regulations of the Securities and Exchange Commission.


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




Item 11. Executive Compensation
         ----------------------
      The following table sets forth all compensation awarded to, earned by, or paid by the Company during our fiscal year ended September 30, 2009 to our Chief Executive Officer, and to any executive officer who received compensation in excess of $100,000 for the last completed fiscal year (each a "Named Executive Officer").

                          SUMMARY COMPENSATION TABLE
                          --------------------------
                                        Non-equity   Nonqualified
Name and                                Incentive    Deferred     All
Principal                  Stock Option Plan         Compensation Other
Position Year Salary Bonus Award Awards Compensation Earnings     Comp   Total
-------------------------------------------------------------------------------

Todd M.
Axelrod,
President 2009 $-0-  $-0-  $-0-  $-0-   $-0-         $-0-          $-0-   $-0-
and Chief       (1)
Executive
Officer   2008 $-0-  $-0-  $-0-  $-0-   $-0-         $-0-         $5,061 $5,061
                (1)                                                  (2)

(1) Mr. Axelrod does not receive compensation for services rendered by him as an officer or director of the Company.
(2) Represesents employee benefits in the form of health and life insurances, which was cancelled May 15, 2008.




      During the fiscal year ended September 30, 2009, we did not grant any stock options to any of our Named Executive Officers of the Company, and none of our Named Executive Officers owned any stock options as of September 30, 2009.


      The following table sets forth certain information concerning compensation paid to our outside directors during fiscal 2009:

                              DIRECTOR COMPENSATION
                              ---------------------
                   Fees                  Non-Equity  Non-qualified
                Earned or                Incentive      Deferred    All
 Name            Paid in  Stock  Option    Plan      Compensation  Other Total
                   Cash   Awards Awards Compensation   Earnings    Comp
-------------------------------------------------------------------------------

Michael Rosenman  $-0-     $-0-   $-0-      $-0-         $-0-      $-0-   $-0-
Roger Schneier    $-0-     $-0-   $-0-      $-0-         $-0-      $-0-   $-0-
Peter Kuhr        $-0-     $-0-   $-0-      $-0-         $-0-      $-0-   $-0-
Derrold Norgaard  $-0-     $-0-   $-0-      $-0-         $-0-      $-0-   $-0-


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





Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         ------------------------------------------------------------------

      The following table sets forth certain information, as of December 1, 2009, pertaining to ownership of the Company's Common Stock by those persons known to the Company to be the beneficial and record owners of more than five percent of the Common Stock of the Company, by each director and nominee of the Company, by each executive officer included in the summary compensation table, and by all officers and directors of the Company as a group:

     Name of Beneficial                 Number of                  Percent
     Holder (1) (2)                      Shares                    of Class
     ------------------                  ------                    --------

     Todd M. Axelrod (3)                7,226,243                    87.9%

     Rod Lynam                                210                     (4)

     Dr. Michael Rosenman                     -0-                      --

     Roger Schneier                        74,900                     1.2%

     Peter  Kuhr                              -0-                      --

     Gerald Newman                        493,000                     7.7%
     17161 Coral Cove Way
     Boca Raton, Florida 33496

     Derrold Norgaard                         -0-                      --

     All officers and directors         7,301,353                    88.8%
     as a group (6 persons)(3)


     (1) The address of each director and nominee, except where otherwise indicated is: c/o Gallery of History, Inc., 3601 West Sahara Avenue, Promenade Suite, Las Vegas, Nevada 89102-5822.

     (2) The individuals referred to above have sole voting and investment power in regard to their Common Stock.

     (3) Includes 1,793,355 shares of Common Stock issuable upon conversion of 1,615,861 shares of Series A Preferred Stock owned of record by Mr. Axelrod.

     (4)   Less than 1%.




Item 13. Certain Relationships and Related Transactions, and Director
Independence
---------------------------------------------------------------------

      In fiscal 2006, the Company converted $3,231,722 of debt to its principal officer/stockholder into 1,615,861 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock earns dividends at the annual rate of 3% applied to the liquidation value, and payable semi-annually so long as resources are legally available for that purpose (unless waived by the holder). Unpaid dividends are cumulative, are added to the liquidation value (upon which the annual dividend rate is applied), and are preferential in the event of liquidation and with respect to any dividends or other distributions to Common Stockholders. The Preferred Stock is non-voting (except as may be required by law) and convertible at any time at the option of the holder at a fixed rate of one common share for every $2 in liquidation value, as adjusted, per share of Preferred Stock at the time of conversion, subject to adjustment in the event of future increases or decreases in the number of outstanding shares of Common Stock for a price other than the then conversion price of the Preferred Stock or in the event of issuance of certain other securities. As of September 30, 2009 and September 30, 2008, a total of 1,793,355 and 1,740,741 shares of Common Stock were issuable upon conversion of the Preferred Stock.

      Prior to fiscal 2008, the Company borrowed $1,000,000 from its majority stockholder/president, Todd M. Axelrod. The advance was due on demand but not earlier than October 31, 2010, with monthly interest payments payable at a rate of 6% per annum. In June 2008, the Company agreed to issue to Mr. Axelrod an aggregate 800,000 shares of its common stock from treasury in exchange for the cancellation of such debt. The outstanding $1,000,000 principal amount was converted into shares of common stock at a conversion price of $1.25 per share, representing a premium to the closing price on June 10, 2008. The Company also has other loans outstanding from Mr. Axelrod, borrowed from time to time. These loans had carried an annual interest rate of 3% until July 1, 2009 when Mr. Axelrod lowered the interest rate to .7% per annum. Subsequently, this rate has been reduced again to .15% effective October 1, 2009. The principal balance of the funds borrowed totaled $1,854,578 and $1,310,226 as of September 30, 2009 and 2008, respectively.
Interest expense on these related party borrowings was $36,347 and $34,243 during fiscal years 2009 and 2008, respectively. The funds were used to supplement cash flows from operating activities.

      Since November 2006, Mr. Axelrod has purchased documents from outside sources for his own account with personal funds. The Company may have been interested in acquiring some or all of the items; however, management believed that the Company lacked sufficient liquidity to assume the related finance and marketability risks. As a result, the Company and Mr. Axelrod entered into a revenue-sharing arrangement whereby the Company physically safeguards and catalogs the documents, and markets certain of the items on its web site for a fee consisting of 80% of the gross profit from any sale (defined as the sales price to a third party buyer less Mr. Axelrod's cost of acquiring the item). The Company believes this fee arrangement is considerably more favorable to the Company than the Company could obtain from an independent third party. Effective October 1, 2009, Mr. Axelrod has increased the Company's revenue share from the 80% of gross profit to 90%. The Company receives the same guarantee as Mr. Axelrod would receive as to the authenticity warranty obtained from the vendors. The Company has also independently verified Mr. Axelrod's cost of the consigned inventory. During fiscal 2009, 47 documents subject to the revenue-sharing arrangement were sold for $35,596 and the Company's revenue share was $26,585 which was included in revenue. During fiscal 2008, 58 documents were sold for $19,359 and the Company's revenue share was $14,758.



Director Independence

      The Company follows the director independence standards prescribed by NASDAQ. As such, the members of our Board of Directors who are considered independent and are also members of the Company's Audit Committee are Mr. Derrold Norgaard, Chairman, Dr. Michael Rosenman and Mr. Peter Kuhr.




Item 14. Principal Accountants' Fees and Services
         ----------------------------------------
      The following table lists the aggregate fees billed and/or estimated unbilled for professional services rendered for the audit of the Company's annual financial statements for the years ended September 30, 2009 and 2008, including the reviews of the unaudited interim financial statements of the Company's Form 10-QSB.
                                       2009(1)          2008
                                       ----             ----
Audit Fees (2)                       $40,191          $39,213
Audit-Related Fees                         0                0
Tax Fees (3)                           3,000            3.000
All other fees                             0                0
      (1) Total audit and tax fees for fiscal 2009 have not yet been billed to the Company. The amounts entered are estimated.
      (2) Audit fees consist of services rendered to the Company for the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements.
      (3) Tax fees consist of tax compliance and related tax services.

      The audit committee pre-approves all services provided by our independent registered accounting firm, Piercy Bowler Taylor & Kern, Certified Public Accountants. All of the above services and fees were reviewed and approved by the Company's audit committee.








                                     PART IV
                                     -------


Item 15. Exhibits and Financial Statement Schedules
         ------------------------------------------
(a) Documents filed as part of this Form 10-K
     1.    Financial Statements and Supplementary Date
                                                                        Page
                                                                        ----
           Report of Independent Registered Public Accounting Firm       12
           Consolidated Balance Sheets                                   13
           Consolidated Statements of Operations                         14
           Consolidated Statements of Stockholders' Equity               15
           Consolidated Statements of Cash Flow                          16
           Notes to Consolidated Financial Statements                    17

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


Dated: December 22, 2009

                                                   GALLERY OF HISTORY, INC.

                                                   By: /s/ Todd M. Axelrod
                                                       -------------------
                                                       Todd M. Axelrod,
                                                       Chairman and President


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature and Title                                             Date
--------------------                                             ----

/s/ Todd M. Axelrod                                       December 22, 2009
--------------------
Todd M. Axelrod
President and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Rod Lynam                                             December 22, 2009
--------------------
Rod Lynam
Treasurer, Assistant Secretary and Director
(Principal Accounting Officer)

/s/ Michael Rosenman                                      December 22, 2009
--------------------
Michael Rosenman, Director

/s/ Roger Schneier                                        December 22, 2009
--------------------
Roger Schneier, Director

/s/ Peter Kuhr                                            December 22, 2009
--------------------
Peter Kuhr, Director

/s/ Derrold Norgaard                                      December 22, 2009
--------------------
Derrold Norgaard, Director